Form 10QSB
period 1996-09-30
OCUREST LABORATORIES INC
filed 1996-12-27
CIK 919564

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

                for the quarterly period ended September 30, 1996

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                        SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______________to _____________

                        Commission File Number 333-10323

                           OCUREST LABORATORIES, INC.
                           --------------------------
        (Exact name of small business issuer as specified in its charter)

FLORIDA                                                  65-0259441
-------------------------------            ------------------------------------
(State or other Jurisdiction of            (I.R.S. Employer Identification No.)
Incorporation or Organization

           4400 PGA BOULEVARD, SUITE 300, PALM BEACH GARDENS, FL 33410
           -----------------------------------------------------------
            (Address of principal executive offices)       (zip code)

                                 (561) 627-8121
                                 --------------
               Registrant's telephone number, including area code

                                 NOT APPLICABLE
                                 --------------
   (Former name, former address and former fiscal year, if changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of December 26, 1996 the registrant had 3,122,674 shares of common stock issued and outstanding.

          Transitional Small Business Disclosure Format: YES [ ] NO [X]

                           OCUREST LABORATORIES, INC.
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

   ITEM 1. FINANCIAL STATEMENTS

                   Balance Sheets as of December 31, 1995 and September 30, 1996 (unaudited)

                   Statements of Operations for the nine month and three month periods ended September 30, 1995 and 1996 (unaudited)

                   Statement of Stockholders' Equity for the nine month period ended September 30, 1996 (unaudited)

                   Statements of Cash Flows for the nine month periods ended September 30, 1995 and 1996 (unaudited)

                   Notes to Financial Statements (unaudited)

   ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OCUREST LABORATORIES, INC.
                                 BALANCE SHEETS

                                                 DECEMBER 31,   SEPTEMBER 30,
                                                     1995           1996
                                                 ------------   -------------
                ASSETS
Current Assets
   Cash                                               $1,607       $405,880
   Accounts receivable-customers                      65,140        132,467
   Inventories                                       542,071        698,925
   Prepaid expenses                                   64,412         84,000
                                                  ----------     ----------
      Total current assets                           673,230      1,321,272
Property and Equipment, at cost, net                 543,301        942,631
Other Assets
   Patent and trademark licensing rights, net        141,600        120,775
   Deposits                                          198,340         12,000
   Deferred offering costs                             5,000        190,512
   Organizational costs, net                             800          4,000
                                                  ----------     ----------
       Total other assets                            345,740        327,287
                                                  ----------     ----------
       Total assets                               $1,562,271     $2,591,190
                                                  ==========     ==========

  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
   Accounts payable                               $1,889,113     $1,637,335
   Accrued advertising                               155,276
   Accrued salaries and taxes                         47,362         98,508
   Accrued expenses                                  144,620        241,634
   Accrued interest                                   16,770        142,791
   Notes payable-stockholders                        238,774      1,715,130
   Advances payable-factor                           127,139        260,000
   Patent & trademark licensing rights payable        30,000              0
                                                  ----------     ----------
      Total Current Liabilities                    2,649,054      4,095,398

Notes payable-stockholders                           657,257
Commitments
Stockholders' Equity (Deficit)
   Preferred stock - $.01 par value, 5,000,000
        shares authorized - none issued
   Common stock, $.008 par value, 25,000,000
        shares authorized 1,123,341 and 1,922,674
        shares issued and outstanding December 31,
        1995 and September 30, 1996, respectively      8,989         15,322
   Paid-in capital                                 3,245,462      5,065,152
   Retained earnings (deficit)                    (4,998,491)    (6,584,682)
                                                  ----------     ----------
      Total stockholders' equity (deficit)        (1,744,040)    (1,504,208)
                                                  ----------     ----------
   Total liabilities and stockholders' equity
      (deficit)                                   $1,562,271     $2,591,190
                                                  ==========     ==========

        The accompanying notes are an integral part of this statement.


                               OCUREST LABORATORIES, INC.
                               STATEMENTS OF OPERATIONS

                                                        NINE MONTHS ENDED           THREE MONTHS ENDED
                                                          SEPTEMBER 30,                SEPTEMBER 30,
                                                  --------------------------    --------------------------
                                                     1995           1996           1995           1996
                                                  -----------    -----------    -----------    -----------
                                                  (Unaudited)    (Unaudited)    (Unaudited)    (Unaudited)
        Net Sales                                   $564,548     $1,023,465       $364,164       $289,174
        Cost of goods sold                           396,096        638,586        235,890        195,007
                                                 -----------    -----------      ---------      ---------
                                                     168,452        384,879        128,274         94,167
        Selling and marketing expenses             1,143,464        863,384        680,629        224,332
        General and administrative expenses          679,743        797,253        213,195        312,605
        Royalty expense                               22,592         40,936         14,577         11,556
                                                 -----------    -----------      ---------      ---------
                                                  (1,677,347)    (1,316,694)      (780,127)      (454,326)
        Interest Expense                             (67,888)      (269,497)       (35,330)      (121,415)
        Interest Income                                   14              0             14              0
                                                 -----------    -----------      ---------      ---------
                                                  (1,745,221)    (1,586,191)      (815,443)      (575,741)
        Provision for taxes                             --             --             --             --
                                                 -----------    -----------      ---------      ---------
                                                 ($1,745,221)   ($1,586,191)     ($815,443)     ($575,741)
                                                 ===========    ===========      =========      =========
        Net loss per share                            ($1.01)        ($0.63)        ($0.47)        ($0.23)
                                                 ===========    ===========      =========      =========

                            OCUREST LABORATORIES, INC
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                               ADDITIONAL
                                                         COMMON STOCK            PAID-IN      ACCUMULATED
                                                   SHARES          AMOUNT        CAPITAL        DEFICIT        TOTAL
                                                  ---------        -------     ----------    ------------   ------------
Balance at December 31, 1995                      1,123,341         $8,989     $3,245,462    ($4,998,491)   ($1,744,040)
Issuance of stock, net                              400,000          3,200        931,800                       935,000
Issuance of stock upon conversion of
     notes and accrued interest                     300,327          2,402        693,081                       695,483
Issuance of stock for cash upon
     exercise of warrants                            88,250            705        171,695                       172,400
Issuance of stock in lieu of cash to
     stockholders who provide
     professional services                            7,500             60         18,690                        18,750
Issuance of stock in lieu of cash to
     employees for accrued salaries                   3,256             25          8,115                         8,140
Adjustment to previously issued stock for
     professional services                                                         (3,750)                       (3,750)
Net loss for the nine months ended
     September 30, 1996                                                                       (1,586,191)    (1,586,191)
                                                  ---------        -------     ----------    ------------   ------------
Balance at September 30, 1996 (Unaudited)         1,922,674        $15,381     $5,065,093    ($6,584,682)   ($1,504,208)
                                                  =========        =======     ==========    ============   ============

                           OCUREST LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW

                                                    NINE MONTHS ENDED
                                                       SEPTEMBER 30,
                                               ---------------------------
                                                  1995           1996
                                               ------------    -----------
Cash flows (used in) from operating activities
                    Net loss                   ($1,745,221)    (1,586,191)
Adjustments to reconcile net loss to net cash
          used in operating activities
          Professional services paid with
            stock                                   27,000         18,750
          Accrued salaries paid with stock         118,848          8,140
          Interest Expense paid with stock           7,394         53,425
          Depreciation & Amortization               76,899         99,030
          Changes in assets and liabilities
           Increase in accounts receivable         (51,811)       (67,327)
           Increase in inventories                 (21,232)      (162,115)
           Increase in prepaid expenses            (20,819)       (14,327)
           Increase (decrease) in accounts
             payable                              (120,293)      (251,778)
           Increase in accrued expenses            526,983        118,905
                                               ------------    -----------
                   Net cash used in operating
                     activities                 (1,202,252)    (1,783,488)
Cash flows from investing activities
           Purchase of property and equipment      (47,746)      (294,395)
           Deposits on fixed assets                 (5,000)      (185,513)
                                               ------------    -----------
                   Net cash used in investing
                     activities                    (52,746)      (479,908)
Cash flows from financing activities
           Proceeds from issuance of common
             stock                                 486,820      1,745,708
           Proceeds from new borrowings            705,898        921,960
           Principal repayments on indebtedness
           Increase (decrease) in deferred
             offering costs                        (16,500)
                                               ------------    -----------
                  Net cash from financing
                    activities                   1,176,218      2,667,668
                                               ------------    -----------
Net increase (decrease) in cash                    (78,780)       404,272
Cash at beginning of period                         84,836          1,607
                                               ------------    -----------
Cash at end of period                               $6,056       $405,879
                                               ============    ===========
Supplemental disclosure of cash flow
  information:
Cash paid during the period for:
             Interest                              $42,201       $108,807
                                               ============    ===========
Noncash transactions:
             Conversion of notes payable to
               common stock                       $100,000       $642,058
                                               ============    ===========

        The accompanying notes are an integral part of these statements.

                       MANAGEMENT DISCUSSION AND ANALYSIS
              OF THE FINANCIAL CONDITION AND RESULTS OF OPERATIONS.

         Unless otherwise indicated, all dollar amounts included in this section have been rounded to the nearest thousand dollars and the related dollar and percentage fluctuations are calculated based on such rounding.

OVERVIEW

         Ocurest was organized in 1991 to commercialize new consumer products in the health and personal care industry. For the period from inception though December 31,1993, the Company was in a development stage and accumulated a deficit of $572,379 attributed to developing manufacturing and marketing plans and paying the cost of professional services. The Company sells ophthalmic drug solutions in an ophthalmic delivery system in the non-prescription eye drop market. The Company believes that a similar delivery system has not been and is not now being marketed by any other entity. The delivery system is protected by United States patent and trademarks. The products sold with the delivery system are Ocurest Sterile Eye Drops in a line of two over-the-counter formulations.

         In late 1994, the Company began limited marketing of two OTC eyedrop products in the Ocurest dispenser. In late 1995 the Company expanded its marketing efforts to ten southern states. In early 1996, the Company began the process of expanding the Ocurest brand nationally. For the nine months ended September 30 1995 and 1996 the Company had net losses of ($1,745,000) and ($1,586,000) on net sales of $565,000 in 1995 and $1,023,000 in 1996. Net sales for the three months ended September 30, 1995 were $364,000 compared with $289,000 for the three months ended September 30, 1996 and the net loss in 1995 was ($815,000) as compared with ($575,000) in 1996. Sales for the two nine month periods reflect the expansion in 1996 to national distribution and shipments only to the eleven southeast and southwest states in 1995. The decrease in sales for the three month period ended 1996 versus 1995 reflects the fact that most initial shipments to fill retail shelves nationally were made in the first six months of 1996 rather that the third quarter of 1996. In addition, the sales decrease reflects the fact that during the third quarter of 1995 the Company engaged in television advertising in eleven southern states. The Company did not engage in any television advertising during the third quarter of 1996. Primarily because the of the quarter-to-quarter reduction in advertising expenditures, the Company's net loss declined 29% from approximately ($815,000) in 1995 to ($576,000) in 1996 despite the reduction in sales. The Company's net loss declined 9% from approximately ($1,745,000) to ($1,586,000) for the nine month periods 1995 and 1996, respectively. This reflects the heavy initial marketing costs in 1995 in the eleven southern states that gradually diminished in late 1995 and early 1996. The Company did not commence advertising at the national level until the fourth quarter of 1996 accounting for the overall reduction in marketing costs. Prospects for the remainder of the year and 1997 are for marketing costs to increase significantly.

COST OF GOODS SOLD

         Cost of goods sold was 70% of net sales for the nine month period of 1995 and 62% for the same period of 1996. For the three months ended September 30, 1995, cost of goods sold was 65% of net sales as compared with 67% of net sales for the three months ended

September 30, 1996. The decrease between the nine month periods was primarily attributable to lower per unit production costs. The Company anticipates that product costs and expenses will continue to decline as a percentage of net sales as the Company gains wider national distribution. The percentage increase between the three month period is not significant.

SELLING AND MARKETING EXPENSES

         The Company believes that consumer demand for its products can be generated through advertising and sales promotion. As a result, the Company intends to expend substantial amounts of funds in advertising and sales promotion in future years. Selling and marketing expenses in 1995 and early 1996 reflect costs associated with the regional then national roll-out of the Company's products from the state of Florida, the Company's lead market, to ten more southern states and then nationally. Spot TV and magazine advertising are primarily attributable for the marketing costs. Distribution costs increased in 1995 as sales expanded from Florida. For the nine months ended September 30, 1995 selling and marketing expenses of $1,144,000 were reduced to $863,000 as $547,000 less advertising was offset with $222,000 higher promotional costs. The period-to-period reduction in advertising expenditure per sales dollar was due to unavailability of funds.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include professional services and administrative expenses for the nine months ended September, 1995 of $680,000 as compared to $797,000 for the same period in 1996. The increase of $117,000 is for administrative and outside services costs to support the Company's November, 1996 public stock offering. The Company believes general and administrative expenses will be substantially higher for the balance of 1996 and all of 1997 as the Company hires additional personnel necessary to provide the infrastructure to support the Company's planned continued national distribution of the Company's product line.

INTEREST EXPENSE

         Interest expense was nominal initially as the company relied heavily on equity investments to fund operations. Interest expense increased in 1995 and a gain in 1996 as the Company increased its indebtedness as discussed below under "Liquidity and Capital Resources." Interest expense for the nine months ended September, 1996 was $269,000. Management estimates the interest expense for 1996 will be higher due to increased indebtedness and higher rates of interest.

         The Company obtained various loans in 1995 and 1996 and in August 1995 the Company entered into a factoring and financing agreement to sell its accounts receivable and its finished goods inventory. The factor has agreed not to terminate its present arrangements with the company prior to December 1997. The Company is renegotiating the terms of the factoring arrangements. In the event that the Company is not able to negotiate more favorable terms, the company will seek to obtain financing from other sources, including other factors.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital and capital requirements will depend on numerous factors, including growth of the Company's sales. The Company currently has a factoring and financing agreement pursuant to which the Company sells its accounts receivable and finished goods inventory, subject to the right of the company to repurchase such accounts receivable and inventory, and pledges its machinery and equipment to secure a loan. In addition to interest and fees, the financing agreement requires the company to pay the factor a management fee of $5,000 per month. Such agreement may be terminated by the Company at any time or by the factor commencing in December 1997. In the event that the Company is not able to negotiate more favorable terms, the company will seek to obtain financing from other sources, including other factors.

         The Company believes that the level of financial resources available to it is an important factor in its ability to achieve the marketing and distribution objectives for its products as well as in its ability to compete effectively. Consequently, the company may seek to raise additional capital through public or private equity or debt financing in the future.

         The Company's net operating losses for income tax purposes are subject to certain restrictions on their utilization. The Company has experienced in 1995, and will experience in 1996, changes in ownership under Internal Revenue Service regulations that will limit the amount of net operating losses that can be utilized in any given year. If the Company's future pre-tax profits in any given year exceed such limitation, cash payments for such income tax liabilities will have to be made.

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the expected growth of the Company's sales to a level to enable the Company to achieve profitability by the last quarter of 1997; the Company's ability to secure additional credit facilities in the U.S. , if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; the demand for the Company's products; the size and timing of future orders; management decisions to commence or discontinue product lines; the Company's ability to introduce new products on a cost-effective and timely basis; the maintenance of present and the availability of future strategic alliances the introduction of new products and product enhancements by the Company or its competitors; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

                           OCUREST LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         The quarterly consolidated financial statements herein have been prepared by Ocurest Laboratories, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its definitive prospectus dated November 12. 1996 (Commission File No. 333-10323), with respect to its initial public offering of securities (the "IPO").

         The accompanying unaudited interim consolidated financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair presentation of the results of the interim period.

2.       INITIAL PUBLIC OFFERING

         On November 12, 1996 the Company completed its initial public offering of 1,200,000 units consisting of one share of common stock and one warrant. Each warrant entitled the holder to purchase, at any time commencing on the date the warrants are separately tradeable and transferable and until November 12, 1999, one share of common stock at a price of $4.80 per share, subject to adjustments in certain events. The right to exercise the warrants will terminate at the close of business on November 12,1999. Commencing on the date the warrants are separately tradeable and transferable, the warrants may be redeemed by the Company at a price of $.55 per warrant until November 12, 1998 and at $.75 per warrant until November 12, 1999, on 30 days' prior written notice given at any time that the common stock has traded above $6.72 ( or 140% of the then exercise price of the warrants if the exercise price is adjusted) per share for a least 20 consecutive trading days ending within 10 days prior to the date of the notice of redemption,.

         The net proceeds received by the Company from the IPO were $3,876,000, inclusive of $924,000 of offering costs (including commissions and discounts) as of November 12, 1996.

                           OCUREST LABORATORIES, INC.
                    NOTES TO FINANCIAL STATEMENTS-(CONTINUED)
                                   (UNAUDITED)

3.       FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the continued growth of the Company's sales; the ability to maintain or surpass past or current levels of profitability; the Company's ability to secure additional credit facilities in the U.S. , if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

         The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; the demand for the Company's products; the size and timing of future orders; management decisions to commence or discontinue product lines; the Company's ability to introduce new products on a cost-effective and timely basis; the maintenance of present and the availability of future strategic alliances the introduction of new products and product enhancements by the Company or its competitors; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Palm Beach Gardens in the State of Florida on December 27, 1996.

                                        OCUREST LABORATORIES, INC.
                                        --------------------------
                                               (Registrant)

Date: December 27, 1996                 By: /s/ EDMUND G. VIMOND, JR.
                                            -------------------------
                                        Edmund G. Vimond, Jr.
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: December 27, 1996                 By: /s/ JOHN F. CARLSON
                                            -------------------------
                                        John F. Carlson
                                        Vice President, Chief Financial Officer
                                        and Treasurer
                                        (Principal Financial Officer)