Form 10KSB
period 1996-12-31
OCUREST LABORATORIES INC
filed 1997-04-02
CIK 919564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 F O R M 10-KSB

[X]      ANNUAL REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                SECURITIES EXCHANGE ACT OF 1934 [NO FEE REQUIRED,
                           EFFECTIVE OCTOBER 7, 1996]

                   for the fiscal year ended December 31, 1996

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

Indicate by check mark whether the issuer (1) has filed all reports required to be filed bySection 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12months (or for such shorter period that the registrant was required to file such reports),and (2) has been subject to such filing requirements for the past 90 days.
                                 YES [X] NO [ ]


Check here if no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this Form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any statements to this Form 10-KSB. ( )

State issuer's revenues for the most recent fiscal year: $1,361,388

As of March 28, 1996 the aggregate market value of the voting stock held by non-affiliates of the registrant was approximately $2,250,000, based upon the average of the closing bid and asked prices on the that date of $1.875. As of that date, the registrant had 3,122,674 shares of common stock issued and outstanding.

Documents incorporated by reference:

          Transitional Small Business Disclosure Format: YES [ ] NO [X]

                                     PART I



         Ocurest Laboratories, Inc. (the "Company") was formed in September 1991 under the laws of the State of Florida. The address of its principal place of business is 4400 PGA Boulevard, Palm Beach Gardens, Florida and its telephone number is (561) 627-8121.

ITEM 1 - DESCRIPTION OF BUSINESS

         Ocurest Laboratories, Inc. (the "Company") is a marketing company organized to develop and commercialize new health and personal care products for the consumer market. The Company's first products consist of two Ocurest eye care products utilizing a patented delivery system for dispensing ophthalmic drug solutions into the eye (the "Ocurest Delivery System").

         The Company acquired the exclusive worldwide licensing rights to the Ocurest Delivery System from a then affiliate of the Company. After three years of product development, the Company began limited marketing in late 1994 of two over-the-counter ("OTC") eye drop products packaged in the delivery system. The products consist of Ocurest Redness Reliever Lubricant and Ocurest Tears Formula Lubricant (collectively, "Ocurest Eye Drops"). Ocurest Eye Drops utilize ophthalmic drug formulations owned by Bausch & Lomb Pharmaceutical, Inc. ("Bausch & Lomb") and are manufactured under a supply agreement with Bausch & Lomb at its pharmaceutical facility in Tampa, Florida. The Company owns the molds used to produce parts for the Ocurest Delivery System and the manufacturing equipment which Bausch & Lomb operates to produce all Ocurest eye care products.

INDUSTRY OVERVIEW

         The management of the Company believes that almost all of the worldwide sales of ophthalmic drug solutions are sold in generic eyedropper dispensers which can be difficult and messy to use. The Ocurest Delivery System was designed to fit on the bridge of the nose, thereby stabilizing the dropper tip directly above the eye so that drops can be applied directly into the eye, accurately and with no spillage.

         The management of the Company believes that conventional eyedropper dispensers for OTC and Rx ophthalmic drug solutions are cumbersome devices that are not easy to use. Because it is often hard to keep an eyedropper dispenser centered above the eye, it is often difficult to apply drops directly into the eye and, consequently, the solution often misses the eye and runs down the cheek of the user. In addition to being messy, drops that miss the eye in this manner raise a potential drug compliance problem, since consumers may under- medicate when the prescribed number of drops are not applied (or over-medicate if too many drops are applied to compensate for those that miss the eye).

         The Ocurest Delivery System was designed to attempt to solve the in-use problems the management of the Company believes are associated with existing eyedropper dispensers. The Company believes that the Ocurest Delivery System is an alternative to conventional eyedropper devices. The Ocurest Delivery System is shaped like an egg which enables the user to rest it on the bridge of the nose and angle it 45 degrees inward toward the eye. In this position, the dropper tip is stabilized and centered directly above the eye and should make it easier for the user to apply drops with no messy spillage or waste. In addition, the Company believes that accurate drug compliance is more likely to be achieved with the Ocurest Delivery System because it has been designed to permit metered application of one drop at a time directly into the eye.

         In addition to being subject to all the risks associated with the creation of a new business, the Company is subject to certain factors affecting the OTC ophthalmic drug business generally such as intense competition, necessity to purchase specialized equipment and varying consumer preferences. In 1995, three customers accounted for approximately 43%, 13% and 11% of the Company's net sales. In 1996, one customer accounted for approximately 14% of the Company's sales. The loss of any of such customers would have an adverse effect upon the Company.

         Competition in the OTC ophthalmic drug industry is intense. The Company competes with large, established and well financed companies, including major corporations which are actively engaged in the manufacture and sale of products designed to perform the same function as those of the Company. The brand names of many of such competitors' ophthalmic drug products are well recognized and established in the marketplace. All of such companies possess greater financial and human resources than does the Company. Although the Company is not aware of any technological advances or developments by others with respect to OTC eye drops or eye drop dispensers, in the event that any such advances or developments occur, if the Company was not able to develop or otherwise acquire technology to produce competitive products, the Company would be materially adversely affected.

THE COMPANY'S PRODUCT LINE

         The Ocurest Delivery System is a molded three-piece plastic assembly which is designed to contain and dispense a maximum of 0.5 fluid ounce of any liquid ophthalmic drug solution. The three parts consist of a squeeze-bottom container that holds the solution, a snap-on dropper tip shield that seals the container to form a unitized dispenser and a single-thread screw-on cap to protect the contents. All of the parts are made from resins that are approved by the FDA for pharmaceutical packaging.

         The Company markets two OTC formulations in the Ocurest Delivery System, consisting of a redness reliever lubricant and an artificial tears lubricant. The Company's current products consist of Ocurest Redness Reliever Lubricant and Ocurest Tears Formula Lubricant, both of which use formulations that are compounded and owned by Bausch & Lomb.

         The Company's eye care products are packaged in tamper-resistant cartons that prominently feature the Ocurest brand name and a picture of the product being used on the front carton panel.

         Each of the Company's eye care products is a sterile, buffered, isotonic solution formulated to match the natural fluid in the eye. Each formula contains ingredients generally recognized as safe and effective by the FDA as published in the Final Monograph for Ophthalmic Drug Products, March 4, 1988. Ocurest Redness Reliever Lubricant contains tetrahydrozoline Hcl, a decongestant that relieves redness of the eye, and polyethylene glycol 400, a demulcent that relieves and protects the eye from minor irritation. Ocurest Tears Formula Lubricant contains hydroxypropyl methylcellulose,an active ingredient that moisturizes the eye to relieve dryness and protect the eye from minor irritation.

         The Company's future profitability initially depends primarily on the successful marketing of ophthalmic drug solutions in the Ocurest Delivery System as an alternative to currently available OTC ophthalmic drug solutions sold in conventional eye drop dispensers. Although the Company plans to diversify its business through the introduction of new products in selected health and personal care markets, there can be no assurance that the Company will be able to discover, develop or successfully commercialize any such products.

         Unless Ocurest OTC eye care products marketed in the Ocurest Delivery System gain significant consumer acceptance in the national market, the Company will not be successful. Although the Company has gained limited in-market sales experience since September 1994, the Company has encountered and will continue to encounter strong brand name and price competition in introducing its products. The Company will be required to incur substantial advertising and promotion expenses to introduce Ocurest eye care products to consumers, and there can be no assurance that such products will gain sufficient consumer acceptance to enable the Company to operate profitably.

SALES AND MARKETING

         Ocurest Eye Drops were introduced in Florida with television and magazine advertising starting in September 1994. In mid-1995, the marketing of Ocurest Eye Drops was expanded to ten additional southern states with television advertising starting in July 1995 in the Southeast and September 1995 in the Southwest.

         Selling and Distribution - The Company began selling its products to most wholesalers and retailers on a national basis in the first quarter of 1996 in anticipation of national advertising which commenced in October 1996. The Company believes that trade acceptance has been encouraging as indicated by the retailers who have purchased Ocurest Eye Drops for chain wide distribution, including such chains as Wal-Mart, Target, Kmart, Walgreens, Revco, Rite Aid, Eckerd, Thrifty/Payless, Osco, Sav-on, Kroger, Winn- Dixie, Albertson's, A&P, Grand Union, Pathmark, Stop & Shop, Giant Food, Jewel, HEB and Fred Meyer.

         The Company sells its products through manufacturer representatives who call on wholesalers and retail chain customers. These customers represent drug stores, supermarkets and mass merchants. The balance of annual market sales are transacted through small grocery stores, convenience stores, wholesale clubs, military exchanges and optical centers.

         The Company distributes its OTC eye care products at trade selling prices that the Company believes are competitive with the leading brands in the redness reliever and artificial tears segments of the OTC eye drop market. The Company believes that its selling and distribution policies are also competitive with those of other companies in the industry relating to credit terms, shipping terms, returned and damaged goods and co-operative promotional programs.

         Advertising and Promotion - The Company's national advertising consists primarily of TV commercials placed in programs that the Company believes reach heavy users of OTC eye drops, skewed toward men and women 50 and under in the case of redness reliever users and women over 50 with respect to artificial tears. The Company also promotes its products periodically via the use of coupons distributed in magazine advertisements and free-standing Sunday newspaper inserts and other appropriate media.. The Company's advertising and promotion programs are planned and executed based upon the availability of funds. (Refer to Part II- Selling and Marketing Expenses.)

         Rx Marketing - In 1995, the Company granted Bausch & Lomb an option for an exclusive license to market Rx ophthalmic drug products in the Ocurest Delivery System. Bausch & Lomb paid the Company $10,000 for the option which expired on December 31, 1995. The Company subsequently extended the option until December 31, 1996 for no further consideration. Bausch & Lomb requested the extension to allow sufficient time for Bausch & Lomb to evaluate the potential for marketing selected ophthalmic pharmaceutical products utilizing the Ocurest Delivery System. In January 1997, the Company and Bausch & Lomb agreed to mutually construct a market research protocol to gain an understanding of the potential demand for prescription products utilizing the Ocurest Delivery System. In the event Bausch & Lomb elects to license the Ocurest Delivery System for the domestic market, the parties have agreed in principal to the structure of royalty payments that will be made to the Company on Rx products marketed in the Ocurest Delivery System. There can be no assurance that Bausch & Lomb or any other entity will seek to utilize the Ocurest Delivery system for Rx preparations.

MANUFACTURING

         Ocurest Delivery System - The Company utilizes Lawson Mardon Wheaton, Inc. ("Wheaton"), a manufacturer of pharmaceutical packaging, to produce all parts for the Ocurest Delivery System. Under the terms of the agreement that terminates December 31, 1998, the Company has agreed to purchase all parts exclusively from Wheaton at agreed upon prices for each component, subject to adjustments for price changes in raw materials and other actual cost increases. The molds from which the components are produced are owned by the Company and were purchased at a cost of $420,000. The Company believes that if the need arises, the Company can obtain parts for the Ocurest Delivery System in quantities necessary to satisfy the Company's needs on terms and conditions not unfavorable to the Company from other sources.

         Contract Manufacturing - Parts for the Ocurest Delivery System are assembled at the time Ocurest eye care products are formulated, filled and packaged under contract by Bausch & Lomb at its pharmaceutical manufacturing facility in Tampa, Florida. The Company has purchased, at a cost of approximately $528,000, custom-designed equipment consisting of a dispenser parts unscrambler, 80- per-minute sterile filling and capping machine, and dual-head pressure sensitive labeler. In 1994, the equipment was installed and validated on behalf of the Company at Bausch & Lomb's manufacturing facility in Tampa where it is maintained and operated exclusively in the manufacture of eye care products in the Ocurest Delivery System. The Company is identified on its product labels as the distributor of the products. Bausch & Lomb is not identified.

         The Company is investing an additional $695,000 to fully-automate the packaging line at the Bausch & Lomb manufacturing facility via the installation of a packaging line consisting of an automatic neck bander, 100 per minute cartoner, tamper-evident tab sealer, automatic collator and shrink wrapper and automatic case sealer. The Company anticipates that the packaging line will be installed, validated and operational by the second quarter of 1997, at which time Bausch & Lomb will have the capacity to manufacture approximately 16 million units a year of eye care products produced in the Ocurest Delivery System.

         In 1994, the Company entered into a Contract Supply Agreement with Bausch & Lomb (the "Supply Agreement") pursuant to which Bausch & Lomb agreed to manufacture the Company's OTC ophthalmic drug solutions in accordance with the Company's manufacturing specifications. The Supply Agreement runs for a period of five years, although either party may terminate the Supply Agreement on one year's notice. The Company believes that if Bausch & Lomb were to terminate the Supply Agreement or not agree to renew the Supply Agreement, other contract manufacturers are available to manufacture the Company's eye care products on substantially similar terms, although there can be no assurance of the foregoing. In any such event, however, the Company could incur a significant delay in the production of its products. The Supply Agreement provides for minimum annual purchases by the Company ranging from 500,000 to 4,000,000 units during the five year term at designated prices which increase approximately 4% per annum in addition to any actual cost increases incurred by Bausch & Lomb in excess of the annual percentage increases.

         Warehousing and Shipping - The Company uses a bonded public warehouse in Plant City, Florida, to store its finished goods inventory, fill customer orders and arrange for shipment by United Parcel Service or common carriers. The Company believes that, should the need arise, other bonded public warehouses are readily available on terms not unfavorable to the Company.

PRODUCT LIABILITY AND INSURANCE

         Users of the Company's products could suffer, or claim to suffer, adverse effects from the Company's products. The Company carries product liability insurance of $2 million and, in addition, Bausch & Lomb has agreed to keep the Company as a named insured on the product liability insurance policy of Bausch & Lomb. Such insurance, however, will be subject to deductibles payable by the Company, and it is possible that it may not apply to or be adequate to cover all claims. There can be no assurance that any such insurance acquired directly by the Company will not become prohibitively expensive or otherwise be unavailable to the Company. Any recovery by a claimant in excess of the product liability insurance limits could have a material adverse affect on the Company.

PATENTS AND TRADEMARKS

         In October 1991, pursuant to an agreement between the Company and Acorn, as subsequently amended (the "Acorn Agreement"), Acorn granted to the Company the exclusive worldwide license to make, use and sell eye drop solutions contained in the Ocurest Delivery System and claimed in a United States utility patent held by Acorn (the "Acorn Patent") and certain foreign patents and patent applications. The Acorn Patent relates to a generally egg-shaped eye drop dispenser with a nozzle on top of a squeezable hollow body with a smooth, generally dome-shaped top surface substantially surrounding the nozzle. The Company is responsible for the prosecution and protection of the intellectual property licensed to it under the Acorn Agreement, including all legal fees and other expenses that may be incurred in connection with any litigation concerning patent or trademark infringement.

         Certain aspects of the Ocurest Delivery System are covered in the United States by utility patent 4,909,801 issued in March 1990 and design patent D320,083 issued in September 1991 which will remain in force until 2007 and 2005, respectively. The shape of the Ocurest Delivery System represents a trade dress which is also covered in the United States by a trademark registration issued in July 1995 that is effective for ten years and is renewable for successive ten year periods for as long as the mark is in use. Patents corresponding to the United States utility patent have either eventuated or are pending in a number of foreign countries.

         Under the Acorn Agreement, Acorn also assigned to the Company its rights in the United States and throughout the rest of the world for the trademark and trade name "Ocurest." The "Ocurest" trademark was registered in the United States in June 1988. The registration is effective for ten years and is renewable for successive ten year periods for as long as the mark is in use. The Company has no trademark registrations in foreign countries.

         Pursuant to the Acorn Agreement, the Company has paid $200,000 to Acorn to acquire the worldwide licensing rights to the patents and trademarks and has agreed to pay royalties with respect to ophthalmic solutions packaged in the Ocurest Dispenser of (a) 4% of (i) net sales of eye drops sold by the Company in the Ocurest Delivery System; (ii) royalties received by the Company from sales by others of Rx products; and (iii) the proceeds of licensing and similar arrangements received by the Company from licensing or similar arrangements in connection with Rx products and (b) 25% of (I) royalties received by the Company with respect to sales by others of OTC eye drops in the Ocurest Delivery System and (ii) the proceeds of any licensing or similar arrangements received by the Company in connection with OTC products. Furthermore, in the event that the Company disposes of all or substantially all of its business including the licenses granted pursuant to the Acorn Agreement, other than through one or more licenses, the Company must pay to Acorn the greater of $1,250,000 or 10% of the gross proceeds of such disposition, in which case the Company shall have no further obligation to Acorn. Other than as set forth in the preceding sentence, the Company's obligation to Acorn will terminate upon the payment to Acorn of an aggregate of $10,000,000

         Acorn has agreed to permit the Company to defer accrued royalty payments until such time, if any, as the Company realizes net income of at least $1,000,000 during any four consecutive calendar quarters. The Company is also permitted to defer 66.7% of accrued royalty payments and 33.3% of accrued royalty payments until such time, if any, as the Company realizes net income of at least $1,000,000 and less than $3,000,000 or at least $3,000,000 and less than $5,000,000, respectively, during any four consecutive calendar quarters. Notwithstanding the foregoing, the Company is required to pay Acorn $4,000 per month as advances against accrued and deferred royalties (the "Acorn Advances").

         The Acorn Agreement further provides that the licenses granted under the Acorn Agreement shall terminate and the Company shall have no further interest therein upon the (a) filing by the Company of a voluntary petition of bankruptcy; (b) filing of an involuntary petition of bankruptcy against the Company provided that such petition is not discharged within 45 days of the filing thereof; (c) appointment of a receiver or a trustee for all or substantially all of the assets of the Company or (d) general assignment by the Company of its assets for the benefit of its creditors (e) payments due to Acorn under the Acorn Agreement remain unpaid subsequent to a grace period or (f) the Company or its successor or licensees defaults in the performance of any other obligation under the Acorn Agreement and any such default remains uncured subsequent to a grace period. In the event that the licenses granted by Acorn are so terminated, investors can expect to lose their entire investment in the Company.

         In order for the Company to protect any of its patents and trademarks, the Company must identify, contain and prosecute infringement by others. Such efforts would entail substantial legal and other costs. There can be no assurance that under such circumstances that the Company would have the necessary financial resources to prosecute any such infringement.

         Acorn has assigned a portion of its royalties to the Company's President. See "Certain Relationships and Transactions."

GOVERNMENTAL REGULATION

         OTC ophthalmic drugs are generally recognized as safe and effective, and not misbranded, if they meet certain conditions set forth by the FDA as published in the Final Monograph for Ophthalmic Drug Products, March 4, 1988 with regard to active and inactive ingredients, dosage, permitted combinations of ingredients and labeling, including statement of identity, indications, warnings and directions for use. Ophthalmic drugs must be manufactured in accordance with the FDA's Good Manufacturing Practice ("GMP") regulations. If all of the requirements are met, the formulation may be marketed without obtaining any specific FDA approval. The Company believes that compliance with such requirements will not materially adversely affect the Company's OTC ophthalmic drug business.

         No specific FDA approval is necessary for the Ocurest Delivery System if the dispenser and its contents meet GMP requirements. The requirements include regulations to the effect that the Ocurest Delivery System be tested to show that it is not reactive, additive or absorptive, that stability and sterility is suitable for the product, that appropriate testing procedures are developed and followed and that the manufacturing establishment and the ophthalmic drug products being manufactured are registered with the FDA. The Company believes that Ocurest Eye Drops packaged in the Ocurest Delivery System are in compliance with the foregoing.

COMPETITION

The Company competes with large and well financed manufacturers of ophthalmic drugs, all of which have substantially greater resources than does the Company. The Company's principal competitors are Allergan, Inc., Alcon Laboratories, Inc., Bausch & Lomb,

CibaVision, Inc., Ross Laboratories, Inc. and Pfizer, Inc. Such companies accounted for approximately 90% of the volume of OTC eye drop retail sales in the United States in 1996 according to Information Resources, Inc. These competitors produce such brands as Visine, Murine Plus and Clear Eyes in the redness reliever segment of the OTC market and Tears Naturale, Hypotears, Refresh and Moisture Drops in the artificial tears segment. Because the Company's eye drop formulations contain the same or similar active ingredients as those used in certain currently available nationally distributed eye drops, the Company expects to compete primarily on the basis of the Ocurest Delivery System.

PROPERTY

         The Company leases office space in Palm Beach Gardens, Florida. The Company does not consider such office space material to its proposed business. The Company believes that such office space is readily available on terms not unfavorable to the Company.

EMPLOYEES

         The Company has four full-time employees, inclusive of its three executive officers and is continuing to rely on temporary and part time employees for assistance. Depending on the availability of funds the Company will replace part time employees with full time accounting and administrative personnel.

ITEM 3 - LEGAL PROCEEDINGS

         There are no material pending or threatened legal proceedings to which the Company or any of its subsidiaries is a party or of which any of their property is the subject or, to the knowledge of the Company, any proceedings contemplated by governmental authorities.

ITEM 4 - SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

                                      NONE

                                     PART II

ITEM 5 - MARKET FOR THE COMPANY'S COMMON EQUITY AND RELATED MATTERS

MARKET INFORMATION

         The Company's initial public offering first traded on November 13, 1996 as a Unit. Each Unit consists of one share of Common Stock and one Warrant. The Common Stock and Warrants must be purchased together. The Common Stock and the Warrants will not be separately tradable or transferable until May 13, 1997 or earlier at the discretion of RAF Financial Corporation the lead underwriter for the initial public offering.

         The Unit (OCULU) is currently trading on the automated quotation system of the National Association of Securities Dealers, Inc.(NASDAQ). SmallCap Market.

         The following table sets forth the range of high and low bid prices and close for the Company's Unit for each monthly period indicated as reported by "Summary of Activity the NASDAQ Stock Market".

                                                          High         Low          Close
                                                          ----         ---          -----
                  Year ended December 31, 1996
                  ----------------------------
                  Fourth Quarter*                         4 3/4        3 1/8        3 1/8
                  Year ended December 31, 1997
                  ----------------------------
                  First Quarter**                         3 3/4        2 5/8        2 3/4

          * November 13, 1996 to December 31, 1996
         ** January 1, 1997 to March 21, 1997

HOLDERS
         The approximate number of record holders of the Company's Units as of March 11, 1997 was 760.

DIVIDENDS
         The Company has never paid cash dividends on its Common Stock and does not intend to do so in the foreseeable future.

ITEM 6 - Management Discussion and Analysis of Financial Condition and Results of Operations

OVERVIEW

         The Company was organized in 1991 to commercialize new consumer products in the health and personal care industry. For the period from inception though December 31,1993, the Company was in a development stage and accumulated a deficit of $572,379, attributable to developing manufacturing and marketing plans and paying the cost of professional services. The Company sells ophthalmic drug solutions in an ophthalmic delivery system in the non-prescription eye drop market. The Company believes that a similar delivery system has not been or is being marketed by any other entity. The products sold with the delivery system are the Company's sterile eye drops in a line of two OTC formulations. In formulating its business plan, the Company has relied on its in-market sales experience since September 1994, results of independent market studies and the judgment of Management. There can be no assurance that the Company's past operating history nor the results of the market studies will accurately reflect the demand for the Company's eye care products or that the Company will ever be profitable.

RESULTS OF OPERATIONS

The following table sets forth, for the periods indicated, a review of certain items included in the Company's statement of operations. Amounts are in thousands (000's).

                                                           TWELVE MONTHS ENDED
                                                           -------------------
                                                         12/31/95       12/31/96
                                                         --------       --------

                           Net Sales                    $   687           $ 1,361

                           Cost of Goods Sold               545               857
                           Selling & Marketing            1,784             1,934
                           General & Administrative         964             1,150
                           Other Expenses                   130               334
                           Net Loss                     $(2,736)          $(2,914)

         In late 1994, the Company began limited marketing of two OTC eye drop products in the Ocurest Delivery System. In late 1995, the Company expanded its marketing efforts to ten southern states. In early 1996, the Company began the process of expanding its brand nationally. For the years ended December 31, 1995 and 1996, the Company had net losses of $2,736,792 and $2,914,364, respectively, on net sales of $687,122 in 1995 and $1,361,388 in 1996. While the Company continues its national expansion of its product line, the Company anticipates that its operations will result in continuing losses through out 1997.

PRODUCT COSTS AND EXPENSES

         Product costs and expenses were 79% of net sales in 1995 and 65% of net sales in 1996. The Company anticipates that product costs and expenses will continue to decline as a percentage of net sales as the Company gains market share. The lower percentage in 1996 reflects certain efficiencies built into the production cycles.


SELLING AND MARKETING EXPENSES

         Based impart upon the Company's marketing experience to date, management believes that consumer demand for its products can be generated through advertising and sales promotion. As a result, the Company intends to expend substantial amounts of funds to the extent available in advertising and sales promotion in 1997 and future years. Selling and marketing expenses in 1995 reflect costs associated with the introduction of the Company's products in ten southeast and southwest states and in 1996 to the balance of the nation. The Company also continued to incur market and advertising research costs in 1996 to monitor national distribution gains. Distribution costs increased in 1996 as sales expanded nationally.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include professional services and administrative expenses associated with legal, accounting and consulting fees and other expenses incurred in raising capital to finance operations. Expenses also include compensation and benefits cost for three full time employees.

         General and administrative expenses for 1995 were $948,458 as compared to $1,132,000 in 1996. The Company believes general and administrative expenses will increase in 1997 if the Company hires additional personnel necessary to provide the infrastructure to support expanded national distribution of the Company's product line.

DEPRECIATION

         The increase in depreciation in 1996 over 1995 reflects the Company's increased investment in molds, plates, dies and packaging and filling equipment.

INTEREST EXPENSE

         Interest expense increased for 1996 because the Company has recently used debt financing to fund certain working capital demands as discussed below in "Liquidity and Capital Resources."

         The Company obtained various loans in 1996 and in August 1995 the Company entered into a factoring agreement to sell its accounts receivable and to pledge its inventory as collateral for additional loans. The Company has continued to keep the factoring agreement in place but negotiated a reduce rate for 1997.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's need for funds has increased from period to period as it has incurred expenses for, among other things, test marketing, market and advertising research, engineering and design of manufacturing systems, applications for domestic and international patent protection and domestic trademark protection. Since inception, the Company has funded these needs primarily through private placements of its equity. Prior to the Initial Public Offering The Company has received $4,710,000 through the sale of these securities through June 30, 1996, including certain debt that was converted to equity and amounts received from the exercise of warrants.

         The Company's Initial Public Offering in November 1996 netted $3,855,000. Of these proceeds, 48% ($1,837,000) was used to retire debt, 12% ($451,000) paid for production equipment and the balance $1,567,000 was applied to national advertising and promotion activities, new equipment purchases and other general corporate purposes including working capital.

         The Company's working capital and capital requirements will depend on numerous factors, including the growth of the Company's sales. The Company currently has a financing agreement pursuant to which the Company sells its accounts receivable and finished goods inventory, subject to the right of the Company to repurchase such accounts receivable and inventory, and pledges its machinery and equipment to secure a loan. In addition to interest and fees, the financing agreement requires the Company to pay the purchaser/lender a management fee of $5,000 per month. Such agreement may be terminated by the Company or the purchaser/lender at any time.

         The Company has invested $1,466,000 in property and equipment through 1996. The equipment is specifically suited to the manufacture and packaging of the Company products. Ownership of the machinery and equipment allows the Company to directly affect production costs. The Company has contractual obligations for the acquisition of additional machinery and equipment amounting to $215,000.

         The Company believes that the level of financial resources available to it is an important factor in its ability to achieve the marketing and distribution objectives for its products as well as in its ability to compete effectively. Consequently, the Company seeks to raise additional capital from time to time.

         In October 1996, the Company initiated its national marketing program with the placement of TV commercials in network, cable, and syndicated TV programs reaching the primary users of OTC eye drops ( men and women 50 and under in the case of redness reliever users and women over 50 with respect to artificial tears users). This introductory TV campaign was reinforced with the drop of 47,000,000 one dollar coupons distributed in free-standing Sunday newspaper inserts in November 1996. These actions preceded and immediately followed the Company's initial prospectus dated November 12, 1996.

         It became immediately evident to management that the marketing program was at least an initial success. This was reinforced further when November market share reports from independent auditing services disclosed that the Company's share of market had increased 140% for the redness reliever lubricant and 95% for the artificial tear lubricant. These significant increases exceeded expectations. Management had previously reduced the national marketing program contemplating longer and slower development of market share as the result of lower advertising support attributed to lower than planned proceeds from the IPO. Management believes there is an opportunity to build upon this initial in-market success. However, it will require additional financing. Consequently, in December 1996 the Board of Directors of the Company authorized management to seek new funding alternatives to finance continuation of the original national marketing campaign.

         The Company's auditors have issued an opinion expressing substantial doubt about its ability to continue as a going concern.

         Management has reviewed and continues to review financing alternatives, has held and continues to hold discussions with banking sources . However, to the date of this annual report, the Company has not received additional funds nor entered an agreement for a firm commitment of funds. Consequently, there can be no assurance that any additional capital will become available to the Company on terms not unfavorable to the Company, if at all. Should the Company not obtain additional funds, then management will adjust the marketing programs to a level sustainable by internally generated cash flow, to the extent available.

         No prediction can be made as to the form and structure of any future financing or dilutive effect, if any, that it will have on the of shares of Common Stock or the availability of such shares for sale will have on the market prices of Units, Common Stock and Warrants prevailing from time to time. Nevertheless, the possibility that substantial amounts of Common Stock may be sold in the public market may adversely affect prevailing market prices, if any, for the Units, Common Stock and Warrants.

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the expected growth of the Company's sales to a level to enable the Company to achieve profitability by 1998; the Company's ability to secure additional credit facilities in the U.S., if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

ITEM 7 - FINANCIAL STATEMENTS

         The following financial statements are attached hereto:

         REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                  F-1

         FINANCIAL STATEMENTS

                  BALANCE SHEETS AT DECEMBER 31, 1996 AND 1995               F-2

                  STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
                  DECEMBER 31, 1996 AND 1995                                 F-3

                  STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR
                  THE YEARS ENDED DECEMBER 31, 1996 AND 1995                 F-4

                  STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
                  DECEMBER 31, 1996 AND 1995                                 F-5

                  NOTES TO FINANCIAL STATEMENTS                           F 6-19

ITEM 8 - CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

                                     NONE

ITEM 9 - COMPLIANCE WITH SECTION 16(a)

         All the officers and Directors of the Company were late in filing Form 3's after the Initial Public Offering. None has sold any shares of Common Stock since the IPO.

ITEM 10 - EXECUTIVE COMPENSATION

         The following table (the "Summary Table") sets forth certain information with respect to all compensation paid by the Company during the years indicated to (I) the Company's chief executive officer and (ii) the Company's four most highly compensated executive officers other than the chief executive officer who served as such on December 31, 1995 and whose total annual salary exceeded $100,000 (the "Named Officers"):

                           SUMMARY COMPENSATION TABLE
                                    LONG TERM
                                  COMPENSATION

NAME AND                      YEAR              SALARY             SHARES
PRINCIPAL POSITION            ----              ------             ------
------------------                                                UNDERLING
OPTIONS                                                           ---------
-------                                                            GRANTED
                                                                   -------
Edmund G. Vimond,             1996             $150,000               -0-
Jr., Chief                    1995              150,000            31,250
Executive Officer             1994              100,000               -0-
                              ----             --------            ------

Larry M. Reid,*               1996             $115,000               -0-
Chief Administrative          1995              115,000            23,438
Officer                       1994               76,800               -0-
                              ----             --------            ------

John F. Carlson               1996             $ 62,500            75,000
Chief Financial
Officer

         During 1994, 1995 and 1995, no other compensation not otherwise referred to herein was paid or awarded by the Company to the Named Officers, the aggregate amount of which compensation, with respect to any such person, exceeded the lesser of $50,000 or 10% of the annual salary reported in the Summary Compensation Table for such person

         The following table sets forth certain information with respect to individual grants of options to each of the Named Officers during the fiscal years ended December 31, 1995 and 1996:

                                             Percent of
                                             Total
                            Number of        Options
                            Shares           Granted to
                            Underlying       Employees         Exercise         Expiration
Name                        Options          Fiscal Year       Price            Date
----                        -------          -----------       -----            ----
Edmund G.Vimond, Jr.         31,250              52%           $4.80           0ctober 5, 2005

Larry M. Reid*               23,438              39%           $4.80           October 5, 2005

John F. Carlson              75,000             100%           $4.80           July 1, 2001

------------
         * Mr. L. M. Reid was an officer and director of the Company until February 28, 1997.

         For Mr. Vimond and Mr. Reid the options referred to in the table will not become exercisable unless the Company achieves net sales of not less than $20 million in any consecutive twelve month period prior to January 1, 1999.

         During the years ended December 31, 1995 and 1996, none of the Named Officers exercised any options issued by the Company. At that date, none of the options issued by the Company to the Named Officers was in-the-money.

         There are no standard or other arrangements pursuant to which any director of the Company is or was compensated during the Company's last fiscal year for services as a director, for committee participation or special assignments.

         Other than as set forth under "Management-Employment Agreements," the Company does not have any compensatory plan or arrangement, including payments to be received from the Company, with respect to a Named Officer, which plan or arrangement results or will result from the resignation, retirement or any other termination of such person's employment with the Company or from a change in control of the Company or a change in such person's responsibilities following a change in control and the amount involved, including all periodic payments or installments, exceeds $100,000.

EMPLOYMENT AGREEMENTS

         Messrs. Vimond and Reid have each entered into employment agreements with the Company for a three-year period which commenced on January 1, 1994. Mr. Carlson has entered into an employment agreement with the Company for an eighteen-month period which commenced July 1, 1996. Each of such employment agreements continues thereafter for successive one year terms except upon notice to the contrary given by the Company or the respective executive officer at least ninety days prior to the end of the then current term. Each of Messrs. Vimond and Reid were initially entitled to receive a base salary of $75,000 and $57,500 per annum, respectively. The foregoing salaries were increased to $150,000 and $115,000, respectively, effective January 1, 1995. Mr. Carlson receives a salary of $125,000 per annum. Mr. L. M. Reid was an officer and director of the Company through

February 28, 1997 at which time he resigned. Under the terms of his termination agreement Mr. Reid will receive the equivalent of his annual salary in twelve installments.

         The Company's respective employment agreements with its executive officers permits each of them to terminate his employment by the Company for any reason without incurring any liability to the Company. Such employment agreements may also be terminated by the Company for any reason. If any such employment agreement is terminated by the Company without cause, the terminated executive officer is entitled to receive a lump sum payment equal to the greater of one year's salary or the balance of the salary which would otherwise have been paid to him during the remaining term of such employment agreement. In the event of the death or permanent incapacity of an executive officer during the term of his employment agreement, he or his estate, as the case may be, is entitled to receive, in addition to his salary through the date of determination of permanent incapacity or death, an additional six months' salary. For purposes of such employment Agreements, permanent incapacity is deemed to occur at the conclusion of 90 days of continuous incapacity or 120 days of intermittent incapacity in any twelve month period.

         Each of the Company's executive officers is eligible to receive salary increases as well as incentive compensation pursuant to the 1992 Stock Option Plan or other incentive compensation plan which may be established by the Company.

ITEM 11 - SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS AND MANAGEMENT

         The following table sets forth certain information as of the date hereof with respect to any person who is known to the Company to be the beneficial owner of more than 5% of any class of its voting securities and as to each class of the Company's equity securities beneficially owned by its directors and executive officers as a group:

                                    NUMBER OF SHARES     APPROXIMATE
NAME OF BENEFICIAL OWNER              BENEFICIALLY         PERCENT
(1) (2)                                  OWNED            OF CLASS
Ralph H. Laffler                      370,732 (3)             11%
Edmund G. Vimond, Jr.                 214,521 (4)              7%
Fred E. Ahlbin                        160,760 (5)              5%
Larry M. Reid                          92,040 (6)              3%
Robert S. Marker                       52,550 (7)              2%
John F. Carlson                        75,000 (8)              2%
Executive Officers and
Directors as a group (6 persons)    1,183,776 (9)             29%
Maurice Porter                        242,398 (10)             7%
Robert M. Kassenbrock                 280,000 (11)             9%
Eric R. Schwarz                       114,600 (12)             7%

(1) Unless otherwise noted below, the Company believes that all persons named in the table have sole voting and investment power with respect to all shares of Common Stock beneficially owned by them. For purposes hereof, a person is deemed to be the beneficial owner of securities that can be acquired by such person within 60 days from the date hereof upon the exercise of warrants or options or the conversion of convertible securities. Each beneficial owner's percentage ownership is determined by assuming that any such warrants, options or convertible securities that are held by such person (but not those held by any other person) and which are exercisable within 60 days from the date hereof, have been exercised.

(2) Each of the persons named in the above table may receive correspondence addressed to him c/o Ocurest Laboratories, Inc., 4400 PGA Boulevard, Palm Beach Gardens, FL 3341..

(3) Excludes 218,173 shares held by Mr. Laffler's former spouse, as to which shares Mr. Laffler disclaims any beneficial ownership. Includes 4,500 shares which may be purchased by exercise of options and 138,059 shares which may be purchased upon exercise of warrants.

(4) Includes 11,560 shares which may be purchased upon exercise of warrants and 25,000 shares which may be purchased upon exercise of options and 25,000 shares which may be purchased upon exercise of warrants held by Mr. Vimond's spouse in which shares Mr. Vimond disclaims any beneficial ownership.

(5) Includes 41,528 shares which may be purchased upon exercise of warrants and 4,500 shares which may be purchased by exercise of options.

(6) Includes 51,713 shares which are held jointly with Mr. Reid's spouse, 4,389 shares which may be purchased upon exercise of warrants and 12,500 which may be purchased by exercise of options.

(7) Includes 20,625 shares which may be purchased upon exercise of warrants and 4,500 shares which may be purchased by exercise of options.

(8) Includes 75,000 shares which may be purchased upon exercise of an option.

(9)      See Notes above.

(10) Includes 135,209 shares which may be purchased upon exercise of warrants and 4,500 shares which may be purchased by exercise of options. Includes 10,000 shares held jointly with two children.

(11) Includes 10,000 shares owned by Mr. Kassenbrock's spouse as to which shares Mr. Kassenbrock disclaims any beneficial ownership.

(12) Includes 45,991 shares which may be purchased upon exercise of warrants and 11,250 shares which may be purchased by exercise of options.

ITEM 12 - CERTAIN RELATIONSHIPS AND TRANSACTIONS

                  Eric R. Schwarz, an employee and beneficial owner of approximately 7% of the Company's outstanding Common Stock, has entered into an employment agreement with the Company for a three-year period which commenced on January 1, 1994 and continues thereafter for successive one year terms except upon notice to the contrary given by either party. Mr. Schwarz initially received a base annual salary of $33,000 which increased to $55,000 when the Company began shipments of its products to Florida and to $66,000 seven months subsequent to the commencement of shipments to a designated area of Florida. In addition, Mr. Schwarz is eligible to receive incentive compensation pursuant to the 1992 Stock Option Plan or other incentive compensation plan which may be established by the Company as well as increases in salary.

                  In July 1994, Fred E. Ahlbin, Ralph H. Laffler, Eric R. Schwarz and Maurice Porter, a former director of the Company and beneficial owner of approximately 12% of the Company's outstanding Common Stock, purchased 15,625 shares, 75,000 shares, 31,250 shares and 20,834 shares of Common Stock and a like number of warrants (the "$5.00 Warrants"), respectively. The purchase price consisted of $4.80 for a combination of one such share and one $5.00 Warrant. Each of the $5.00 Warrants entitles its holder to purchase one share of Common Stock at $5.00 per share on or before January 31, 1997. The original exercise price of the $5.00 Warrants was $8.00 per share. Such exercise price was subsequently lowered to $5.00.

                  In July 1994, Messrs. Laffler and Porter converted promissory notes previously issued to them by the Company in the respective amounts of $25,000 and $150,000 into units consisting of one share of Common Stock and one $5.00 Warrant at a price of $4.80 per unit.

                  In November 1994, Eric R. Schwarz, Mr. Laffler, Berthold and Ardis Schwarz and Mr. Ahlbin purchased 7,340 shares, 15,469 shares, 15,469 shares, 10,605 shares and 15,469 shares of Common Stock, respectively, upon the exercise of warrants previously issued to them at an exercise price of $4.80 per share.

                  In December 1994, Robert S. Marker was issued 1,000 shares of Common Stock for services rendered to the Company having an aggregate value of $5,400.

                  In January 1995, for no additional consideration, the Company issued $5.00 Warrants, to Mr. Laffler, Mr. Ahlbin, Eric R. Schwarz and Berthold and Ardis Schwarz in the respective amounts of 22,735, 7,735, 3,421 and 5,303 $5.00 Warrants.

                  In January 1995, Mr. Laffler loaned $300,000 to the Company for which he received a one year promissory note bearing interest at the rate of 12% per annum and 15,000 $5.00 Warrants.

                  In April 1995, Mr. Ahlbin purchased 18,169 shares of Common Stock and a like number of $5.00 Warrants for $73,584. During the same month, Mr. Laffler converted a promissory note in the amount of $100,000 previously issued to him by the Company into 22,223 shares of Common Stock and Mr. Marker received 4,000 shares of Common Stock for services rendered to the Company valued at $18,000.

                  In May 1995, Mr. Laffler received 1,643 shares of Common Stock as payment for interest of approximately $7,400 owed to him by the Company.

                  In June 1995, Mr. Laffler loaned the Company $75,000 for which he received a one year promissory note bearing interest at the rate of 12% per annum and warrants for the purchase of 25,000 shares of Common Stock at an exercise price of $4.00 per share on or before June 30, 2000. During the same month Mr. Marker received 1,800 shares of Common Stock for services rendered to the Company valued at $9,000.

                  In November 1995, Mr. Porter loaned the Company $50,000 for which he received a ninety day promissory note bearing interest at the rate of 12% per annum and warrants to purchase 25,000 shares of Common Stock on the same terms as those issued to Mr. Laffler in June 1995.

                  During 1995, Edmund G. Vimond, Jr., Larry M. Reid and Eric R. Schwarz, accepted 37,337 shares of Common Stock, 14,957 shares of Common Stock and 22,388 shares of Common Stock, respectively, at values ranging from $4.50 per share in February 1995 to $2.32 per share in December 1995 as payment for a portion of their respective salaries.

                  In January 1996, Mr. Laffler purchased 75,000 shares of Common Stock for $130,000 upon exercise of warrants previously issued to him by the Company. During the same month Messrs. Laffler, Porter and Eric
         R. Schwarz converted the Company's indebtedness to them of approximately $525,000, $52,000 and $19,500, respectively, into 226,334 shares, 22,480 shares and 8,417 shares of Common Stock, respectively.

                  In January 1996 Mr. Ahlbin and Berthold and Ardis Schwarz purchased 40,000 and 20,000 shares of Common Stock, respectively, at $2.50 a share.

                  In February 1996 Robert M. Kassenbrock and his spouse purchased an aggregate of 180,000 shares of Common Stock at $2.50 per share.

                  In March 1996, the spouse of Mrs. Vimond loaned $50,000 to the Company for which she received a ninety day promissory note bearing interest at the rate of 12% per annum and 25,000 warrants. Each of the warrants entitles its holder to purchase one share of Common Stock at an exercise price of $2.50 a share on or before June 30, 2000 (the "$2.50 Warrants"). During the same month Mr. Laffler and Eric R. Schwarz received 5,000 $2.50 Warrants and 22,500 $2.50 Warrants, respectively in connection with loans made by them to the Company in the respective amounts of $10,000 and $45,000. In connection with such loans Messrs. Laffler and Schwarz each received ninety day promissory notes bearing interest at the rate of 12% per annum.

                  In March 1996, Mr. Reid accepted 3,256 shares of Common Stock as payment for $8,140 of salary owed to him by the Company.

                  In September 1996, the Company borrowed $200,000 from Mr. Kassenbrock. In connection with the transaction, the Company issued a warrant for the purchase of 100,000 shares on the Company's Common Stock at $2.40 per share. The Company has granted piggy back registration rights with respect to such shares.

                  All of the equity interest of Acorn is owned by William J. Casey, his spouse and daughters. Mr. Casey is a former director of the Company and beneficially owns approximately 4% of the Company's outstanding Common Stock. One such daughter, having a 16% equity interest in Acorn, is the spouse of Larry M. Reid. Acorn has assigned 25% and 15% of its rights to receive payments from the Company to Edmund G. Vimond, Jr. and Larry M. Reid, respectively. Notwithstanding the foregoing, in the event that the Company disposes of all or substantially all of its business including the licenses granted pursuant to the Acorn Agreement, Messrs. Vimond and Reid will not be entitled to receive any amounts from Acorn from the first $2,500,000 of proceeds therefrom. Should, however, such proceeds exceed that amount, Messrs. Vimond and Reid shall be entitled to receive from Acorn 25% and 15%, respectively, of the proceeds above such amount and not in excess of $8,133,333 and 62.5% and 37.5%, respectively, of such proceeds between such latter amount and $9,800,000 less any payments made to them by Acorn from royalties paid to Acorn by the Company, respectively. Any activity taken to increase the Company's sales at the expense of profits in excess of the minimum levels of net income as described above would benefit those persons having an interest in Acorn. See "Business - Patents and Trademarks."

                  The terms of the Acorn Agreement were determined through negotiation between Messrs. Casey and Vimond. Mr. Casey has advised the Company that Acorn's cost of the assets which are the subject of the Acorn Agreement was in excess of $200,000. The Company does not know whether the terms of the Acorn Agreement are as favorable to the Company as could have been obtained from an unaffiliated third party in a similar transaction. Under the Acorn Agreement, the Company has made payments to Acorn and is obligated to make additional payments thereto, including royalties. See "Business."

                  The Board of Directors of the Company has adopted a resolution to the effect that all future transactions between the Company and its officers, directors, or the beneficial owner of more than 5% of any class of the Company's voting securities, or any affiliate of any of such person, must be approved or ratified by a majority of the disinterested directors of the Company, and the terms of such transaction must be no less favorable to the Company than could have been realized by the Company in an arms-length transaction with an unaffiliated person.

                  The Board of Directors of the Company has also adopted a resolution that provides that the area in which the Company shall be interested for the purpose of the doctrine of corporate opportunities shall be the business of marketing eye care products for the consumer market. Pursuant to the resolution, any business opportunity which falls within such area of interest must be brought to the attention of the Company for acceptance or rejection prior to any officer or director of the Company taking advantage of such opportunity. Any business opportunity outside such area of interest may be entered into by any officer of director of the Company without the officer or director first offering the business opportunity to the Company.

ITEM 13 - EXHIBITS, LIST AND REPORTS ON FORM 8-K.

3.1      Articles of Incorporation.*

3.2      Amendment to Articles of Incorporation dated May 20, 1991.**

3.3      Amendment to Articles of Incorporation dated March 9, 1994*.

3.4      Amendment to Articles of Incorporation dated July 15, 1996.*

3.5      Amendment to Articles of Incorporation dated August 7, 1996.**

3.6 Statement of Designation of the Series A, 9% Cumulative Preferred Stock dated April 30, 1991.**

3.7 Articles of Amendment to the Statement of Designation of the Series A, 9% Cumulative Preferred Stock dated May 30,1991.**

3.8      By-Laws.**

4.1      Form of Representative's Warrants to Purchase Units.*****

4.2      1992 Key Employee Stock Option Plan, as amended.**

4.3      Amended Form of Class A Redeemable Common Stock Purchase Warrant.****

4.4      Form of certificate representing Common Stock.*

4.5      Amended Form of certificate representing Units. ****

10.1 Lease of June 24, 1994 for premises located at 4400 PGA Blvd., Palm Beach Gardens, Florida by and between Rimco XII, Inc. and the small business issuer.*

10.2 Master Broker Agreement as of December 1, 1993 by and between the small business issuer and Morano Associates, Inc.*

10.3 Employment Agreement as of December 1, 1993 by and between the small business issuer and Edmund G. Vimond, Jr.*

10.4 Employment Agreement as of December 1, 1993 by and between the small business issuer and Larry M. Reid.*

10.5 Addendum of June 19, 1996 to Employment Agreement as of December 1, 1993 by and between the small business issuer and Larry M. Reid.*

10.6 Employment Agreement as of December 1, 1993 by and between the small business issuer and Eric Schwarz.*

10.7 Addendum of June 19, 1996 to Employment Agreement as of December 1, 1993 by and between the small business issuer and Eric Schwarz.*

10.8 Employment Agreement as of June 19, 1996 by and between the small business issuer and John F. Carlson.*

10.9 Agreement of October 30, 1991 by and between Acorn Laboratories, Inc. and the small business issuer.*

10.10 First Amendment to Agreement by and between Acorn Laboratories, Inc. and the small business issuer dated March 31, 1995.*

10.11 Second Amendment to Agreement by and between Acorn Laboratories, Inc. and the small business issuer dated January 29, 1996.*

10.12 Letter dated June 17, 1996 from Acorn Laboratories, Inc. to the small business issuer.**

10.13 Contract Supply Agreement as of March 1, 1994 by and between the small business issuer and Bausch & Lomb Pharmaceutical, Inc.**

10.14 Letter Agreement of October 4, 1995 by and between the small business issuer and Bausch & Lomb.**

10.15 Letter Agreement of March 27, 1996 by and between the small business issuer and Bausch & Lomb.**

10.16 Letter Agreement effective January 1, 1996 between Wheaton Plastic Products and the small business issuer.**

10.17    Amended Form of Warrant Agreement.*****

10.18 Form of Escrow Agreement by and between the small business issuer and Tri-State Bank.***

10.19 Consulting Agreement as of February 20, 1995 by and between the small business issuer and Joseph Morano.**

10.20 Consulting Agreement, as amended, as of February 17, 1992 by and between the small business issuer and Leonard L. Kaplan.**

10.21 Loan Agreement of April 1, 1996, as amended on August 1, 1996, by and between the small business issuer and American Growth Fund I.L.P. and Common Stock Purchase Warrants issued thereto on April 1,1996.**

10.22 Promissory Note dated April l, 1996 from the small business issuer to American Growth Fund I.L.P. and I.L.P. and N Note Modification Agreement dated August 1, 1996 between the small business issuer and American Growth Fund I.L.P.**

10.23 Security Agreement of April 1, 1996 by and between the small business issuer and American Growth Capital Corporation.**

10.24 Agreement effective November 15, 1995 between JMR Funding, Inc. and the small business issuer.***

10.25 $524,000 Note dated June 28, 1996 from the small business issuer to JMR Funding, Inc.**

10.26 Security Agreements dated June 28, 1996 and November 15, 1995 between the small business issuer and JMR Funding, Inc.**

10.27 Agreement, Promissory Note and Security Agreement dated May 3, 1995 between the small business issuer and Ralph H. Laffler.**

10.28 Promissory Note dated November 6, 1995 from the small business issuer to Maurice Porter.**

10.29 Agreement, as amended, dated April 30, 1993 between Acorn Laboratories, Inc. and Edmund J. Vimond, Jr.**

10.30 Agreement, as amended, dated April 30, 1993 between Acorn Laboratories, Inc. and L. M. Reid**

11       Statement Regarding Computation of Per Share Earnings.**

23.1     Consent of Grant Thornton L.L.P.*****

23.2     Consent of Reisman and Associates, P.A.*****

27       Financial Data Schedule (for SEC use only).

-------------------------
    * Previously file as an Exhibit to Amendment No. 1 to Registration Statement No. 333-103032 on Form SB-2
   ** Previously file as an Exhibit to Registration Statement No. 333-103032 on Form SB-2
  *** Previously file as an Exhibit to Amendment No. 2 to Registration Statement No. 333-103032 on Form SB-2
 **** Previously file as an Exhibit to Amendment No. 3 to Registration Statement No. 333-103032 on Form SB-2
***** Previously file as an Exhibit to Amendment No. 4 to Registration Statement No. 333-103032

                            FINANCIAL STATEMENTS AND
                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS

                           OCUREST LABORATORIES, INC.

                           December 31, 1996 and 1995

                                    CONTENTS


                                                                             PAGE
REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS                             1


FINANCIAL STATEMENTS

     BALANCE SHEETS AT DECEMBER 31, 1996 AND 1995                              2

     STATEMENTS OF OPERATIONS FOR THE YEARS ENDED
       DECEMBER 31, 1996 AND 1995                                              3

     STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT) FOR
       THE YEARS ENDED DECEMBER 31, 1996 AND 1995                              4

     STATEMENTS OF CASH FLOWS FOR THE YEARS ENDED
       DECEMBER 31, 1996 AND 1995                                              5

     NOTES TO FINANCIAL STATEMENTS                                           6 - 19

                                                     [LETTERHEAD] GRANT THORNTON


                         REPORT OF INDEPENDENT CERTIFIED
                               PUBLIC ACCOUNTANTS


Board of Directors
Ocurest Laboratories, Inc.

We have audited the accompanying balance sheets of Ocurest Laboratories, Inc. (a Florida corporation) as of December 31, 1996 and 1995, and the related statements of operations, stockholders' equity (deficit) and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Ocurest Laboratories, Inc. as of December 31, 1996 and 1995, and the results of its operations and its cash flows for the years then ended, in conformity with generally accepted accounting principles.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $2,914,364 for the year ended December 31, 1996, and, as of that date, the Company's current liabilities exceeded its current assets by $322,691. These factors, among others, as discussed in Note B to the financial statements, raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note B. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.


/s/ Grant Thornton LLP


Fort Lauderdale, Florida
March 21, 1997

                           OCUREST LABORATORIES, INC.

                                 BALANCE SHEETS

                                  DECEMBER 31,


                                             ASSETS
                                                                         1996           1995
                                                                     -----------    -----------
Current assets
    Cash and cash equivalents                                        $ 1,077,400    $     1,607
    Accounts receivable - customers, net                                 164,954         65,140
    Inventories                                                          963,243        542,071
    Prepaid expenses                                                      63,256         45,357
                                                                     -----------    -----------

              Total current assets                                     2,268,853        654,145

Property and equipment, at cost, net                                     843,606        543,301

Other assets
    Patent and trademark licensing rights, net                           118,900        141,600
    Deposits                                                             406,471        198,340
    Deferred offering costs                                                   --          5,000
    Organizational costs, net                                                 --            800
                                                                     -----------    -----------

              Total other assets                                         525,371        345,740
                                                                     -----------    -----------

              Total assets                                           $ 3,637,830    $ 1,543,186
                                                                     ===========    ===========


                         LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current liabilities
    Accounts payable                                                 $   831,582    $ 1,889,113
    Accrued advertising                                                  246,534        155,276
    Accrued salaries and taxes                                                --         47,362
    Accrued expenses                                                     155,902        112,831
    Accrued interest                                                       2,802         16,770
    Trade notes payable                                                  300,000             --
    Accrued royalty                                                       34,486         12,704
    Notes payable - stockholders                                          30,000        238,774
    Notes payable - factor                                               988,520        127,139
    Patent and trademark licensing rights payable                             --         30,000
                                                                     -----------    -----------

              Total current liabilities                                2,589,826      2,629,969

Notes payable stockholders - long-term                                        --        657,257

Stockholders' equity (deficit)
    Common stock, $.008 par value, 25,000,000 shares
     authorized 3,122,674 and 1,123,341 shares issued and
     outstanding at December 31, 1996 and 1995, respectively              24,981          8,989
    Paid-in capital                                                    8,934,160      3,245,462
    Accumulated deficit                                               (7,911,137)    (4,998,491)
                                                                     -----------    -----------

              Total stockholders' equity (deficit)                     1,048,004     (1,744,040)
                                                                     -----------    -----------

              Total liabilities and stockholders' equity (deficit)   $ 3,637,830    $ 1,543,186
                                                                     ===========    ===========


The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.

                            STATEMENTS OF OPERATIONS

                        FOR THE YEARS ENDED DECEMBER 31,


                                                         1996           1995
                                                     -----------    -----------
Net sales                                            $ 1,361,398    $   687,122

Cost of goods sold                                       856,995        545,175
                                                     -----------    -----------

               Gross profit (loss)                       504,403        141,947

Selling and marketing expenses                         1,866,475      1,784,102
General and administrative expenses                    1,216,753        964,426
Royalty expense                                           54,456         27,885
                                                     -----------    -----------

               Operating loss                         (2,633,281)    (2,634,466)

Other income (expense)
    Interest expense                                    (289,371)      (112,326)
    Interest income                                       10,006             --
    Royalty income                                            --         10,000
                                                     -----------    -----------

               Net loss before provision for taxes    (2,914,364)    (2,736,792)

Provision for taxes                                           --             --
                                                     -----------    -----------

               Net loss                              $(2,912,646)   $(2,736,792)
                                                     ===========    ===========

Net loss per share                                   $     (1.44)   $     (1.55)
                                                     ===========    ===========




The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.

                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                 FOR THE YEARS ENDED DECEMBER 31, 1996 AND 1995


                                                   Common Stock              Additional
                                             --------------------------       Paid-in        Accumulated
                                               Shares          Amount          Capital          Deficit            Total
                                             ---------      -----------      -----------      -----------       -----------
Balance at January 1, 1995                     897,811      $     7,183      $ 2,435,823      $(2,261,699)      $   181,307

Issuance of stock for cash,
  net of placement costs
  of $6,548                                     57,031              457          248,452               --           248,909

Issuance of stock upon
  conversion of notes                           23,865              191          107,204               --           107,395

Issuance of stock for
  cash upon exercised
  warrants                                      35,730              286          124,767               --           125,053

Issuance of stock in lieu
  of cash to directors/
  stockholders who provide
  professional services                         30,203              242           86,063               --            86,305

Issuance of stock in lieu
  of cash to employees
  for accrued salaries                          78,701              630          243,153               --           243,783

Net loss for the year                               --               --               --       (2,736,792)       (2,736,792)
                                             ---------      -----------      -----------      -----------       -----------

Balance at December 31, 1995                 1,123,341            8,989        3,245,462       (4,998,491)       (1,744,040)

Issuance of stock for cash                     400,000            3,200          931,800               --           935,000

Issuance of stock upon
  conversion of notes                          300,327            2,402          693,081               --           695,483

Issuance of stock for
  cash upon exercised
  warrants                                      88,250              705          171,695               --           172,400

Issuance of stock in lieu
  of cash to directors/
  stockholders who provide
  professional services                          7,500               60           18,690               --            18,750

Issuance of stock in lieu
  of cash to employees
  for accrued salaries                           3,256               25            8,115               --             8,140

Issuance of stock and warrants
  for cash net of placement costs
  of $954,683                                1,200,000            9,600        3,865,317               --         3,864,917

Net loss for the year                               --               --               --       (2,912,646)       (2,912,646)
                                             ---------      -----------      -----------      -----------       -----------

Balance at December 31, 1996                 3,122,674      $    24,981      $ 8,914,160      $(7,911,137)      $ 1,048,004
                                             =========      ===========      ===========      ===========       ===========


The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.

                            STATEMENTS OF CASH FLOWS

                        FOR THE YEARS ENDED DECEMBER 31,


                                                            1996           1995
                                                        -----------    -----------
Cash flows from operating activities
    Net loss                                            $(2,912,647)   $(2,736,792)
    Adjustments to reconcile net loss to net cash
      used in operating activities:
       Professional services paid with stock                 18,750         86,305
       Accrued salaries paid with stock                       8,140        243,783
       Depreciation and amortization                        138,669        102,986
       (Increase) decrease in assets:
          Accounts receivable                               (99,813)       (43,074)
          Inventories                                      (421,172)      (216,217)
          Prepaid expenses                                    3,882        (43,356)
          Increase in deposits                                   --         (5,000)
       Increase (decrease) in liabilities:
          Accounts payable                               (1,043,600)     1,340,259
          Accrued expenses                                   72,970        108,748
          Other liabilities                                 (30,000)            --
                                                        -----------    -----------

              Net cash (used in) operating activities    (4,264,821)    (1,162,358)

Cash flows from investing activities
    Purchase of property and equipment                     (409,405)        (4,185)
    Deposits on fixed assets                               (208,131)      (186,340)
                                                        -----------    -----------

              Net cash (used in) investing activities      (617,536)      (190,525)

Cash flows from financing activities
    Proceeds from issuance of common stock, net           4,962,317        373,962
    Proceeds from new borrowings                          2,014,003        900,692
    Principal repayments on indebtedness                 (1,023,170)            --
    (Increase) decrease in deferred offering costs            5,000         (5,000)
                                                        -----------    -----------

              Net cash provided by financing
                activities                                5,958,150      1,269,654
                                                        -----------    -----------

Net increase (decrease) in cash                           1,075,793        (83,229)

Cash at beginning of period                                   1,607         84,836
                                                        -----------    -----------

Cash at end of period                                   $ 1,077,400    $     1,607
                                                        ===========    ===========

Supplemental disclosure of cash flow information:

Cash paid during the period for:
    Interest                                            $   303,339    $    32,340
                                                        ===========    ===========

Noncash transactions:
    Conversion of notes payable to common stock         $   695,438    $   107,395
                                                        ===========    ===========


The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION

         Operations

         Ocurest Laboratories, Inc. (the "Company") was incorporated in the State of Florida on April 29, 1991. The Company develops and commercializes new health and personal care products for the consumer market in the United States.

         Cash

         Cash and cash equivalents include cash on deposit in checking and money market accounts with maturities of three months or less.

         Inventories

         Inventories are principally raw materials and finished goods held for resale and are stated at the lower of cost (first in, first out) or market.

         Property and Equipment

         Property and equipment are recorded at cost less accumulated depreciation. Depreciation is calculated using the straight-line method over the estimated useful lives of the related assets which range from 5 to 10 years.

         Organizational Costs

         Organizational costs were capitalized and are being amortized using the straight-line method over five years. Accumulated amortization was $4,000 and $3,200 at December 31, 1996 and 1995, respectively.

         Patent and Trademark Licensing Rights

         The Company has acquired the exclusive worldwide licensing rights to certain patents and trademarks from a previously related party (see Note E) and is capitalizing additional costs to maintain and protect these patents and trademarks as they are incurred. These costs are being amortized over ten years, the estimated economic life of the patent, using the straight line method.


                                                                     (continued)

                           OCUREST LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION -
         Continued

         Advertising

         The Company expenses the cost of advertising, which includes production costs, media time and space as costs are incurred. Total advertising expense for the years ended December 31, 1996 and 1995, amounted to approximately $1,231,000 and $1,528,000, respectively.

         Income Taxes

         Deferred income taxes have been provided for elements of income and expenses which are recognized for financial reporting purposes in periods different than such items are recognized for income tax purposes. The Company accounts for deferred taxes utilizing the liability method, which applies the enacted statutory rates in effect at the balance sheet date to differences between the book and tax basis of assets and liabilities. The resulting deferred tax liabilities and assets are adjusted to reflect changes in tax laws.

         Financial Instruments

         The carrying values of cash and cash equivalents, trade receivables, accounts payable and notes payable approximate fair value due to the short-term maturities of these instruments.

         Use of Estimates

         In preparing financial statements in conformity with generally accepted accounting principles, management is required to make estimates and assumptions that affect the reported amount of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and revenues and expenses during the reporting period. Actual results could differ from those estimates.

         Certain Reclassifications

         Certain 1995 balances have been reclassified to conform with 1996 presentation.


                                                                     (continued)

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE A - SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES AND OTHER INFORMATION -
         Continued

         Stock Options

         Options granted under the Company's Stock Option Plans are accounted for under APB 25, "Accounting for Stock Issued to Employees," and related interpretations. The additional disclosures required by SFAS 123 are contained in Note J. Stock options to nonemployees are accounted for in accordance with SFAS 123.

         Net Loss Per Share

         Net loss per share has been computed by dividing net loss by the weighted average number of shares of common stock and common stock equivalents outstanding during each period. The weighted average number of shares of common stock and common stock equivalents used for computing net loss per share was 2,026,659 and 1,767,562 for the years ended December 31, 1996 and 1995, respectively. In 1996, the weighted average number of shares of common stock and common stock equivalents was not computed utilizing the modified treasury stock method as this method is antidilutive.

         Accounting for Impairment of Long-Lived Assets

         The Company evaluates long-lived assets and certain intangibles held and used for impairment whenever events or changes in circumstances indicate that the carrying amount may not be recoverable. Impairment is recognized when the carrying amounts of such assets and liabilities cannot be recovered by the discounted net cash flow they will generate.

         Transfers of Financial Assets

         In 1996, the Financial Accounting Standards Board issued statement No. 125 regarding transfers of financial assets. The Company does not expect the implementation of this standard in 1997 to have a material impact on the Company.

                           OCUREST LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE B - GOING CONCERN

         The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern. However, the Company has sustained substantial losses from operations since the date of inception, and such losses have continued through the year ended December 31, 1996. In addition, the Company has used more cash than capital raised and provided through its operations which resulted in the working capital deficit of $322,691 as of December 31, 1996.

         In view of the matters described in the preceding paragraph, recoverability of a major portion of the recorded asset amounts shown in the accompanying balance sheet is dependent upon continued operations of the Company, which in turn is dependent upon the Company's ability to raise funds to continue to fund its operations and planned expansion. The financial statements do not include any adjustments relating to the recoverability and classification of recorded asset amounts or amounts and classification of liabilities that might be necessary should the Company be unable to continue in existence.

NOTE C - INVENTORIES

         Inventories consist of the following at December 31:

                                                         1996             1995
                                                       --------         --------
              Raw materials                            $ 63,213         $ 44,646
              Finished goods                            900,030          497,425
                                                       --------         --------

                                                       $963,243         $542,071
                                                       ========         ========

NOTE D - PROPERTY AND EQUIPMENT

         Property and equipment consists of the following at December 31:

                                                        1996            1995
                                                    -----------     -----------
              Manufacturing equipment               $ 1,043,840     $   652,295
              Furniture and fixtures                      8,792           2,723
              Computer equipment                         24,971           7,111
                                                    -----------     -----------
                                                      1,077,603         662,129
              Less accumulated depreciation            (233,997)       (118,828)
                                                    -----------     -----------

                                                    $   843,606     $   543,301
                                                    ===========     ===========

                           OCUREST LABORATORIES, INC.

                          NOTES TO FINANCIAL STATEMENTS

                           DECEMBER 31, 1996 AND 1995


NOTE D - PROPERTY AND EQUIPMENT - Continued

         As of December 31, 1996, there is a contractual obligation for the acquisition of additional machinery and equipment amounting to $215,000.

NOTE E - PATENT AND TRADEMARK LICENSING RIGHTS

         The Company has acquired the exclusive worldwide licensing rights to certain patents and trademarks for the newly developed eye drop dispenser from a related party, Acorn Laboratories, Inc. ("Acorn"), owned by William J. Casey, past Chairman of the Company. The Company has paid to Acorn $200,000 which represents an initial payment on the purchase from Acorn.

         Further, the Company has agreed to pay Acorn a royalty of 4% of future net sales up to a maximum royalty of $9,800,000. The Company has capitalized the initial payment and other related patent costs and is amortizing them using the straight line method over a ten year life. Upon payment of the maximum royalty of $9,800,000, Acorn has agreed to assign the patent and trademark to the Company. Acorn has also agreed to allow the Company to defer payment of certain royalties until certain earnings levels are attained. The agreement also provides for a payment to Acorn in the event of a change in control of the Company.

         Patent and trademark licensing rights consist of the following at December 31:

                                                            1996         1995
                                                         ---------    ---------
              Patent and trademark licensing rights      $ 227,000    $ 227,000
              Less accumulated amortization               (108,100)     (85,400)
                                                         ---------    ---------

                                                         $ 118,900    $ 141,600
                                                         =========    =========

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE F - NOTES PAYABLE - STOCKHOLDERS

         Notes payable are summarized as follows at December 31:

                                                              1996        1995
                                                            --------    --------
         Notes payable, minority stockholders, fixed
         interest at 10%, maturing June 1994                $     --    $  5,000

         Notes payable, minority stockholders, fixed
         interest at 10%, maturing February 1995                  --      10,000

         Note payable, minority stockholders, fixed
         interest at 12%, maturing January 1995                   --      50,000

         Note payable, minority stockholders, fixed
         interest at 15%, maturing June 1994                      --      10,000

         Note payable, minority stockholders, fixed
         interest at 12%, maturing October 1995                   --      73,966

         Note payable, minority stockholder, fixed
         interest at 12%, maturing April 1995                     --      50,000

         Note payable, Director, fixed interest at
         12%, maturing November 1996                              --     200,000

         Note payable, Director, fixed interest at
         12%, maturing January 1996                               --      91,906

         Note payable, minority stockholders,
         interest at 12%, maturing January 1996                   --     135,000

         Note payable, Director, interest at prime
         plus 1.5%, maturing December 31, 1995                    --     238,823

         Note payable, Director, interest, at 10%,
         maturing May 1997                                    30,000          --
                                                            --------    --------

                                                            $ 30,000    $864,695
                                                            ========    ========

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995

NOTE F - NOTES PAYABLE - STOCKHOLDERS - Continued

         Principal and interest is due at maturity for all notes. The accrued and unpaid interest as of December 31, 1995 amounted to $48,106 of which $31,336 was converted into common stock during January 1996 and is classified in the long-term portion of notes payable stockholders in the 1995 financial statements. Interest expense was $289,371 and $112,326 for the years ended December 31, 1996 and 1995, respectively.

         During 1996, the Company converted $695,483 of notes payable to common stock. The portion of these notes payable converted as of the December 1995 audit report have been classified as long-term in the 1995 financial statements.

NOTE G - NOTES PAYABLE - FACTOR

         During 1995, the Company entered into separate agreements with a factor for the financing of accounts receivable and inventory. Under the terms of the accounts receivable agreement, the Company sells its accounts receivable to the factor and the factor advances the Company an amount equal to 70% of the accounts receivable sold. The factor's initial fee for this service is equal to 3% of the amount advanced. Such fee increases by .1% for each day in which an invoice remains unpaid after 30 days from the date of the sale to the factor. However, the Company can avoid the additional fees by replacing an unpaid invoice with a new invoice of equal value prior to the expiration of the aforementioned 30 day period. Based upon the escalating fee schedule and the Company's ability to substitute sales invoices, all rights and obligations associated with a sale have not occurred and therefore this transaction has been accounted for as a financing transaction in the financial statements.

         Under the terms of the inventory agreement the factor will provide advances on 50% of the Company's finished goods inventory. The factor charges a fee equal to 3% of inventory advances.

         The advances are secured by all of the Company's accounts receivables, equipment and inventory. The total amount outstanding under these agreements amounted to $988,520 and $127,139 as of December 31, 1996 and 1995, respectively.

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE H - COMMITMENTS AND CONTINGENCY

         Letter of Credit

         The Company has issued a $500,000 letter of credit to one of its vendors which is presently undrawn upon. The Company has pledged $500,000 of cash equivalents as collateral for this letter of credit.

         Leases

         The Company is obligated under noncancelable leases which are classified as operating leases. The Company conducts operations in a facility under a three year lease that expires on June 30, 1997. The rent expense for real property was $22,806 and $21,530 for the years ended December 31, 1996 and 1995, respectively. Total rent expense for the years ended December 31, 1996 and 1995, amounted to approximately $26,574 and $25,221, respectively.

         At December 31, 1996, the minimum rental payments under such operating leases which expire at various dates through 1997 is $13,021.

         Employment Agreements

         The Company has entered into employment agreements with three key executives which provide for base salaries ranging from $66,000 to $150,000. Total compensation paid under these agreements amounted to approximately $394,000 and $326,000 for the years ended December 31, 1996 and 1995, respectively. The employment agreements are extended automatically for successive one-year terms of employment. The Company's remaining aggregate commitments at December 31, 1996, under such contracts, total approximately $290,000.

NOTE I - INCOME TAXES

         The Company has a net operating loss carryforward for tax purposes of approximately $6,733,000, which will expire during the years 2006 through 2012. As a result of certain cumulative changes in the Company's stock ownership over the past three years, future use of the net operating loss carryforwards may be substantially limited by the change in ownership rules.


                                                                     (continued)

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE I - INCOME TAXES - Continued

         The Company has deductible temporary differences which consists of the following at December 31:

                                                            1996          1995
                                                         ---------     ---------
                  Allowance for doubtful accounts        $  (5,000)    $   5,000
                  Depreciation and amortization           (104,000)      644,000
                  Accrued salaries                         (47,000)       47,000
                  Inventory capitalization                  13,000        90,000
                                                         ---------     ---------

                                                         $(143,000)    $ 786,000
                                                         =========     =========

         The following tax benefit was recorded for the net operating loss carryforwards and the deductible temporary differences at December 31:

                                                         1996           1995
                                                     -----------    -----------
                  Current assets:
                      Deferred tax benefit           $    39,000    $   135,000
                      Less valuation allowance           (39,000)      (135,000)
                                                     -----------    -----------

                           Deferred tax benefit -
                             net of allowance        $        --    $        --
                                                     ===========    ===========

                  Other assets:
                      Deferred tax benefit           $ 2,466,000    $ 1,598,000
                      Less valuation allowance        (2,466,000)    (1,598,000)
                                                     -----------    -----------

                           Deferred tax benefit -
                             net of allowance        $        --    $        --
                                                     ===========    ===========

NOTE J - STOCK OPTIONS

         The Company's 1992 Employees' Incentive Stock Option Plan (as amended in July 1994) provides for granting of options of not more than 143,750 shares of common stock. Options granted under the plans are exercisable in one-third installments annually from the date of grant and have a term of ten years.


                                                                     (continued)

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE J - STOCK OPTIONS - Continued

         The Company has also granted stock options which are classified as non-qualified, and which are not included in the 1992 Employees' Incentive Stock Option Plan. Prior to December 31, 1995, the Company accounted for such options under APB Opinion 25 and related Interpretations. Commencing January 1, 1996, the Company accounts for non-qualified options issued to non-employees, under SFAS 123, Accounting for Stock Based Compensation.

         The exercise price of all options granted by the Company equals the market price at the date of grant. No compensation expense has been recognized.

         Had compensation cost for the Employees' Incentive Stock Option Plans and non-qualified options issued to employees been determined based on the fair value of the options at the grant dates consistent with the method of SFAS 123, the Company's net loss and loss per share would have been changed to the pro forma amounts indicated below. Disclosure of such amounts is not required for the fiscal year ended December 31, 1994 and accordingly is not presented below.

                                                     1996              1995
                                                -------------     -------------
                  Net loss
                      As reported               $  (2,914,364)    $  (2,736,792)
                      Pro forma                 $  (2,948,272)    $  (2,778,489)

                  Primary loss per share
                      As reported               $       (1.44)    $       (1.55)
                      Pro forma                 $       (1.45)    $       (1.57)

         The above pro forma disclosures may not be representative of the effects on reported net income for future years as options vest over several years and the Company may continue to grant options to employees.

         The fair value of each option grant is estimated on the date of grant using the binomial option-pricing model with the following weighted-average assumptions used for grants in 1996 and 1995, respectively: dividend yield of 0.0 percent for all years; expected volatility of 32.86 percent in both years; risk-free interest rates of
         6.88 percent and 6.52 percent; and expected holding periods of 5 years in both periods.



                                                                     (continued)

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE J - STOCK OPTIONS - Continued

         A summary of the status of the Company's fixed stock options as of December 31, 1996 and 1995, and changes during the years ending on those dates is as follows:

                                                            1996                             1995
                                                ---------------------------      ----------------------------
                                                                Weighted -                       Weighted -
                                                 Shares          Average         Shares            Average
                                                 (000)       Exercise Price      (000)         Exercise Price
                                                -------      --------------      ------        --------------
         Outstanding at beginning of
           year                                 165,500        $     4.50        81,250          $     4.50
         Granted                                 75,000              4.80        84,250                4.50
         Exercised                                   --                --            --                  --
         Expired                                     --                --            --                  --
         Forfeited                                   --                --            --                  --
                                                -------                         -------

         Outstanding at end of year             240,500              4.50       165,500                4.50
                                                =======                         =======
         Options exercisable at end
           of year                              169,833                         123,375
         Weighted-average fair value
           of options granted during
           the year                             $  1.37                         $  1.44


         The following information applies to options outstanding at December 31, 1996.

                                Options Outstanding                        Options Exercisable
                    -----------------------------------------------      --------------------------
                                     Weighted -
                                      Average           Weighted -                     Weighted -
   Range of          Shares          Remaining           Average         Shares         Average
Exercise Prices      (000)      Contractual Life     Exercise Price       (000)      Exercise Price
---------------     -------     ----------------     --------------      -------     --------------
$0 - $4.80          240,500           9.50                 4.50          169,833          4.50

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE K - WARRANTS

         During the years ended December 31, 1996 and 1995, the Company issued warrants to acquire common stock of the Company. Each warrant represents the right to purchase one share of common stock for prices ranging from $.01 to $5.00 per warrant. Warrants unexercised as of December 31, 1996 are as follows (exercise prices are retroactively restated to reflect 1 for 2 reverse stock split - see Note P):

                  Number of Warrants     Exercise Price      Expiration Date
                  ------------------     --------------      ---------------
                         25,000               $ .01            November 1998
                         25,000               $2.50            November 2001
                         52,500               $2.50            June 2000
                        350,000               $2.40            June 2000
                        470,000               $5.00            May 1998
                         37,500               $5.00            June 1999
                          6,250               $4.80            November 1999
                      1,320,000               $4.00            June 2000

         In January 1996, the Company allowed warrant holders to exercise their warrants at 40% of their exercise price provided that they exercised on or before January 31, 1996. Pursuant to this agreement, 88,250 warrants were exercised for $172,400. The incremental value of the modified warrants is not significantly different than the value of the previous warrants.

         In February 1996, the Company agreed to permanently reduce the exercise price of all warrants with an exercise price above $5.00 per share to $5.00 share (see Note P).

NOTE L - SIGNIFICANT CUSTOMERS

         For the year ended December 31, 1995, the Company's three largest customers accounted for 43%, 13% and 11% of the Company's gross sales, respectively. For the year ended December 31, 1996, one customer accounted for 14% of the Company's gross sales.

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE M - SIGNIFICANT VENDORS

         The Company has purchases from two vendors which represent 97% of net purchases in 1996. The Company does not anticipate any interruption in supplies from its vendors. In the event supplies were disrupted for any reason, management believes alternative sources for these purchases are available.

NOTE N - INITIAL PUBLIC OFFERING

         Public Offering of Common Stock

         Pursuant to its initial public offering the Company completed the sale of 1,200,000 shares of Common Stock and redeemable warrants to purchase 1,200,000 shares of Common Stock on November 12, 1996. On November 19, 1996, the Company sold an additional 25,000 shares of Common Stock pursuant to the exercise of an over-allotment option by the underwriter. The Common Stock and the redeemable warrants as a unit were sold at $4.00 per share. Each redeemable warrant entitles the holder thereof to purchase one share of Common Stock at an exercise price of $4.00 per share, subject to adjustment in certain events, at any time on or after April 12, 1997 and expiring three years from that date. The redeemable warrants may be redeemed by the Company commencing on April 12, 1997 at a price of $.55 per warrant at any time until November 12, 1998 and thereafter at $.75 per warrant until November 12, 1999, on 30 days prior written notice, provided that the daily trading price per share of common stock has been at least $6.72, for a period of 20 consecutive trading days ending 10 days prior to the date upon which notice of redemption is given.

NOTE O - REVERSE - SPLIT (1 FOR 2)

         On April 19, 1996, the Company's Board of Directors approved a 1 for 2 reverse-split of its issued and outstanding shares of common stock, warrants and options. All per share and weighted average share amounts, for all periods presented, have been restated to reflect the effect of the 1 for 2 reverse stock split. The Company amended its Article of Incorporation by increasing the authorized shares of common stock from 3 million to 25 million shares and preferred stock from 1 million to 5 million shares. The Company also approved the post-split warrants with a conversion price greater than $5.00 to be $5.00 and all warrants with expiration dates falling in calendar year 1997 to a common expiration date of May 31, 1998.

                           OCUREST LABORATORIES, INC.

                           DECEMBER 31, 1996 AND 1995


NOTE P - SUBSEQUENT EVENT

         In February 1997, the Company entered into a termination agreement with an officer. The agreement provides for severance compensation in the amount of $115,000.