Form 10QSB
period 1997-03-31
OCUREST LABORATORIES INC
filed 1997-05-15
CIK 919564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                  for the quarterly period ended March 31,1997

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______________to _____________

                        Commission File Number 333-10323

                           Ocurest Laboratories, Inc.
        -----------------------------------------------------------------
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

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of May 12, 1997 the registrant had 3,122,674 shares of common stock issued and outstanding.

          Transitional Small Business Disclosure Format: YES [ ] NO [X]

                           OCUREST LABORATORIES, INC.
                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

  ITEM 1. FINANCIAL STATEMENTS

            Balance Sheets as of December 31, 1996 and March 31, 1997(unaudited)

            Statements of Operations for the three month periods endedMarch 31, 1996 and 1997 (unaudited)

            Statement of Stockholders' Equity for the three month period ended Maech 31, 1997 (unaudited)

            Statements of Cash Flows for the three month periods ended March 31 1996 and 1997 (unaudited)

            Notes to Financial Statements  (unaudited)

  ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OCUREST LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                           March 31          March 31
                                                                             1997              1996
                                                                           --------          --------
                              ASSETS
Current Assets
   Cash                                                                   $   566,699       $    60,372
   Accounts receivable-customers                                              316,682           204,599
   Inventories                                                                800,664           432,401
   Prepaid expenses                                                           118,000            90,000
                                                                          ===========       ===========
      Total current assets                                                  1,802,045           787,372
Property and Equipment, at cost, net                                        1,235,096           891,500
Other Assets
   Patent and trademark licensing rights, net                                 113,025           135,925
   Deposits                                                                    12,000            12,000
   Deferred offering costs                                                                       75,000
   Organizational costs, net                                                                        600
                                                                          ===========       ===========
       Total other assets                                                     125,025           223,525
                                                                          ===========       ===========
       Total assets                                                       $ 3,162,166       $ 1,902,397
                                                                          ===========       ===========

                LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

Current Liabilities
   Accounts payable                                                       $ 1,206,309       $ 1,422,572
   Accrued expenses                                                           738,410           285,565
   Notes payable-trade                                                        300,000
   Notes payable-stockholders                                                  30,000
   Advances payable-factor                                                    986,189           808,908
   Patent & trademark licensing rights payable                                                   14,000
                                                                          ===========       ===========
      Total Current Liabilities                                             3,260,908         2,531,045

Commitments
Stockholders' Equity (Deficit)
   Preferred stock - $.01 par value, 5,000,000 shares
        authorized - none issued
   Common stock, $.008 par value, 25,000,000 shares
        authorized 1,123,341 and 1,922,674  shares
       issued and  outstanding December 31, 1995 and
       September 30, 1996, respectively                                        24,981            14,117
   Paid-in capital                                                          8,934,160         4,690,107
   Retained earnings (deficit)                                             (9,057,883)       (5,332,872)
                                                                          ===========       ===========
      Total stockholders' equity (deficit)                                    (98,742)         (628,648)
                                                                          ===========       ===========
   Total liabilities and stockholers' equity (deficit)                    $ 3,162,166       $ 1,902,397
                                                                          ===========       ===========



                The accompanying notes are an integral part of this statement.

                           OCUREST LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS


                                                        Three Months Ended
                                                             March 31,
                                                        ------------------
                                                      1997               1996
                                                   -----------       -----------
                                                   (Unaudited)       (Unaudited)
Net Sales                                          $   448,408       $   340,263
Cost of goods sold                                     253,392           207,635
                                                   ===========       ===========
                                                       195,016           132,628
Selling and marketing expenses                         949,816           212,397
General and administrative expenses                    296,047           216,737
Royalty expense                                         17,936            13,611
                                                   ===========       ===========
                                                    (1,068,783)         (310,117)
Interest Expense                                       (88,629)          (59,054)
Interest Income                                         10,666                 0
                                                   ===========       ===========
                                                    (1,146,746)         (369,171)
Provision for taxes                                       --                --
                                                   ===========       ===========
                                                   ($1,146,746)      ($  369,171)
                                                   ===========       ===========
                                                   ===========       ===========
Net loss per share                                 ($     0.57)      ($     0.21)
                                                   ===========       ===========

        The accompanying notes are an integral part of these statements.

                            OCUREST LABORATORIES, INC
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                         Common Stock               Additional
                                                     -------------------------        Paid-In       Accumulated
                                                     Shares           Amount          Capital         Deficit           Total
                                                     ------           ------        ----------      -----------         -----
Balance at December 31, 1996                        3,122,674      $    24,981      $ 8,934,160     ($7,911,137)     $ 1,048,004
Net loss for the three months ended
     March 31, 1997                                                                                  (1,146,746)     ($1,146,746)
                                                  ===========      ===========      ===========     ===========      ===========
Balance at March 31, 1997 (Unaudited)               3,122,674      $    24,981      $ 8,934,160     ($9,057,883)     ($   98,742)
                                                  ===========      ===========      ===========     ===========      ===========



        The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW

                                                                          Three Months Ended
                                                                                March 31,
                                                                          ------------------
                                                                          1997             1996
                                                                          ----             ----
Cash flows (used in) from operating activities
                    Net loss                                          ($1,146,746)        (369,171)
Adjustments to reconcile net loss to net cash
          used in operating activities
          Professional services paid with stock
          Accrued salaries paid with stock
          Interest Expense paid with stock
          Depreciation & Amortization                                      46,575           31,166
          Changes in assets and liabilities
           Increase in accounts receivable                               (151,728)        (134,458)
           Decrease in inventories                                        162,579          109,671
           Increase in prepaid expenses                                    (3,014)         (41,088)
           Increase (decrease) in accounts payable                        374,727         (433,667)
           Increase in accrued expenses                                   246,956         (106,940)
                                                                      -----------      -----------
                   Net cash used in operating activities                 (470,651)        (944,487)
Cash flows from investing activities
           Purchase of property and equipment                             (37,719)        (187,150)
           Deposits on fixed assets
                                                                      -----------      -----------
                   Net cash used in investing activities                  (37,719)        (187,150)
Cash flows from financing activities
           Proceeds from issuance of common stock                                        1,449,773
           Proceeds from new borrowings
           Principal repayments on indebtedness                            (2,331)        (199,602)
           Increase (decrease) in deferred offering costs                 (58,500)
                                                                      -----------      -----------
                  Net cash from financing activities                       (2,331)       1,191,671
                                                                      -----------      -----------
Net increase (decrease) in cash                                          (510,701)          60,034
Cash at beginning of period                                             1,077,400              338
                                                                      -----------      -----------
Cash at end of period                                                 $   566,699      $    60,372
                                                                      ===========      ===========
Supplemental disclosure of cash flow information:
Cash paid during the period for:
             Interest                                                 $    88,629      $    59,054
                                                                      ===========      ===========


        The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         The quarterly consolidated financial statements herein have been prepared by Ocurest Laboratories, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its definitive prospectus dated November 12. 1996 (Commission File No. 333- 10323), with respect to its initial public offering of securities (the "IPO") and its Form 10-KSB for December 31, 1996.

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

OVERVIEW

         Ocurest was organized in 1991 to commercialize new consumer products in the health and personal care industry. For the period from inception though December 31,1993, the Company was in a development stage and accumulated a deficit of $572,379 attributed to developing manufacturing and marketing plans and paying the cost of professional services. The Company sells ophthalmic drug solutions in an ophthalmic delivery system in the non- prescription eye drop market. The Company believes that a similar delivery system has not been and is not now being marketed by any other entity. The delivery system is protected by United States patent and trademarks. The products sold with the delivery system are Ocurest Sterile Eye Drops in a line of two over-the-counter formulations.

         In late 1994, the Company began limited marketing of two OTC eyedrop products in the Ocurest dispenser. In late 1995 the Company expanded its marketing efforts to ten southern states. In early 1996, the Company began the process of expanding the Ocurest brand nationally. In November 1996 the Company complete an initial public offering of raising approximately $3,800,000.

NET SALES

         For the three months ended March 31, 1997 and 1996 the Company had net losses of ($1,146,746) and ($369,171) on net sales of $448,408 in 1997 and
$340,263 in 1996. The increase (+32%) in sales for the three month period ended 1997 versus 1996 reflects customer reorders to meet the sell through to consumers following the Company's national advertising campaign. The first three months of 1996 reflects mostly initial shipments to fill retail shelves nationally anticipating the advertising campaign. There was no advertising in the first quarter of 1996. Consequently, the quarter-to-quarter loss increased $777,575. Prospects for the remainder of the year are for increased marketing costs to continue through the third quarter subject to the availability of funds.

COST OF GOODS SOLD

         Cost of goods sold was 59% of net sales for the three month period of 1997 and 61% for the same period of 1996. The decrease between the three month periods was primarily attributable to lower per unit production costs. The Company anticipates that product costs and expenses will continue to decline as a percentage of net sales as the Company gains wider national distribution.

SELLING AND MARKETING EXPENSES

         The Company believes that consumer demand for its products can be generated through advertising and sales promotion. As a result, the Company intends to expend substantial amounts of funds in advertising and sales promotion in future years. Selling and marketing expenses in early 1996 reflect the start of the national roll-out of the Company's products from ten southern states to the rest of the country. The first quarter of 1997 reflects an increase for consumer advertising versus 1996. The advertising spending in 1997 follows the initial start of the program in the fourth quarter of 1996, and will continue through 1997 to the extent funds are available.

GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include professional services and administrative expenses for the three months ended March, 1996 of $223,104 as compared to $305,776 for the same period in 1997. The increase of $82,000 is for administrative and outside services costs to support the Company's growth The Company believes general and administrative expenses will continue higher for the balance of 1997 and all of 1998 as the Company hires additional personnel necessary to provide the infrastructure to support the Company's planned continued national distribution of the Company's product line.

INTEREST EXPENSE

          Interest expense increased in 1997 over 1996 as the Company increased its indebtedness as discussed below under "Liquidity and Capital Resources." Management estimates the interest expense for 1997 will be higher than 1996 due to increased indebtedness reduced only partially by lower rates of interest.

         The Company obtained various loans in 1995 and 1996 and in August 1995 the Company entered into a factoring and financing agreement to sell its accounts receivable and its finished goods inventory. The factor has agreed not to terminate its present arrangements with the company prior to December 1997. The Company negotiated a lower interest rate for 1997, however, the factor and the Company have mutually agreed to terminated the agreement by July 7. 1997. The Company has identified and is currently negotiating with three potential lenders to obtain the necessary financing.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital and capital requirements will depend on numerous factors, including growth of the Company's sales. The Company currently has a factoring and financing agreement pursuant to which the Company sells its accounts receivable and finished goods inventory, subject to the right of the company to repurchase such accounts receivable and inventory, and pledges its machinery and equipment to secure a loan. In addition to interest and fees, the financing agreement requires the company to pay the factor a management fee of $5,000 per month. The Company negotiated a lower interest rate for 1997, however, the factor and the Company have mutually agreed to terminated the agreement by July 7. 1997. The Company has identified and is in negotiations with other factors to obtain the necessary financing.


         The Company believes that the level of financial resources available to it is an important factor in its ability to achieve the marketing and distribution objectives for its products as well as in its ability to compete effectively. Consequently, the company is seeking to raise additional capital through public or private equity or debt financing.

         The Company's net operating losses for income tax purposes are subject to certain restrictions on their utilization. The Company has experienced in 1995 and 1996 changes in ownership under Internal Revenue Service regulations that will limit the amount of net operating losses that can be utilized in any given year. If the Company's future pre-tax profits in any given year exceed such limitation, cash payments for such income tax liabilities will have to be made.


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

                  The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; the demand for the Company's products; the size and timing of future orders; management decisions to commence or discontinue product lines or marketing programs; the Company's ability to introduce new products on a cost-effective and timely basis; the maintenance of present and the availability of future strategic alliances the introduction of new products and product enhancements by the Company or its competitors; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Palm Beach Gardens in the State of Florida on May 12, 1997.

                           Ocurest Laboratories, Inc.
                                  (Registrant)

Date: May 12, 1997                     By:
                                          -------------------------------------
                                          Edmund G. Vimond, Jr
                                          President and Chief Executive Officer
                                          (Principal Executive Officer)

Date: May 12. 1997                     By:
                                          -------------------------------------
                                          John F. Carlson
                                          Vice President, Chief Financial
                                          Officer and Treasure
                                          (Principal Financial Officer)