Form 10QSB
period 1997-06-30
OCUREST LABORATORIES INC
filed 1997-08-21
CIK 919564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

                   for the quarterly period ended June 30,1997

[x] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

          For the transition period from_______________to _____________

                        Commission File Number 333-10323

                           Ocurest Laboratories, Inc.
        -----------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

         FLORIDA                                          65-0259441
-------------------------------             ------------------------------------
(State or other Jurisdiction of             (I.R.S. Employer Identification No.)
Incorporation or Organization

         4400 PGA Boulevard, Suite 300, Palm Beach Gardens, FL   33410
         ----------------------------------------------------------------
             (Address of principal executive offices)          (zip code)

                                 (561) 627-8121
               --------------------------------------------------
               Registrant's telephone number, including area code

                                 Not applicable
              ----------------------------------------------------
              (Former name, former address and former fiscal year,
                         if changed since last report)

INDICATE BY CHECK MARK WHETHER THE ISSUER (1) HAS FILED ALL REPORTS REQUIRED TO BE FILED BY SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934 DURING THE PRECEDING 12 MONTHS (OR FOR SUCH SHORTER PERIOD THAT THE REGISTRANT WAS REQUIRED TO FILE SUCH REPORTS), AND (2) HAS BEEN SUBJECT TO SUCH FILING REQUIREMENTS FOR THE PAST 90 DAYS.

                                 YES [X] NO [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

As of August 18, 1997 the registrant had 3,147,674 shares of common stock issued and outstanding.

         Transitional Small Business Disclosure Format:  YES [ ]   NO [X]

                           OCUREST LABORATORIES, INC.

                              INDEX TO FORM 10-QSB

PART I - FINANCIAL INFORMATION

     ITEM 1.  FINANCIAL STATEMENTS

                  Balance Sheets as of December 31, 1996 (audited) and June 30, 1996 and 1997 (unaudited)

                  Statements of Operations for the three month periods ended June 30, 1996 and 1997 (unaudited)

                  Statement of Stockholders' Equity for the three month period ended June 30, 1997 (unaudited)

                  Statements of Cash Flows for the three month periods ended June 30, 1996 and 1997 (unaudited)

                  Notes to Financial Statements (unaudited)

     ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

                           OCUREST LABORATORIES, INC.
                                 BALANCE SHEETS

                                                                           June 30           June 30            Dec 31
                                                                             1997              1996              1996
                                                                         ===========       ===========       ===========
                                     Assets
Current Assets
   Cash                                                                  $   372,165       $     5,138       $ 1,077,400
   Accounts receivable-customers                                             431,869           240,643           164,954
   Inventories                                                               579,816           847,184           963,243
   Prepaid expenses                                                          130,000           133,100            63,256
                                                                         ===========       ===========       ===========
      Total current assets                                                 1,513,850         1,226,065         2,268,853
                                                                         ===========       ===========       ===========
Property and Equipment, at cost, net                                       1,194,398           888,443           843,606
Other Assets
   Patent and trademark licensing rights, net                                107,550           130,650           118,900
   Deposits                                                                   17,926            12,000           406,471
   Deferred offering costs                                                                      83,742
                                                                         ===========       ===========       ===========
       Total other assets                                                    125,476           226,392           525,371
                                                                         ===========       ===========       ===========
       Total assets                                                      $ 2,833,724       $ 2,340,900       $ 3,637,830
                                                                         ===========       ===========       ===========

                 Liabilities and Stockholders' Equity (Deficit)
Current Liabilities
   Accounts payable                                                      $ 1,335,230       $ 1,626,866       $   831,582
   Accrued expenses                                                          312,006           418,029           439,724
   Notes payable-trade                                                       300,000                             300,000
   Notes payable-stockholders                                                 30,000                              30,000
   Advances payable-factor                                                 1,035,267         1,220,721           988,520
                                                                         ===========       ===========       ===========
      Total current liabilities                                            3,012,503         3,265,616         2,589,826
                                                                         ===========       ===========       ===========

Commitments

Stockholders' Equity (Deficit)
   Preferred stock - $.01 par value, 5,000,000 shares
        authorized - none issued
   Common stock, $.008 par value, 25,000,000 shares
        authorized 3,147,674 and 1,922,674  shares
       issued and  outstanding June 30, 1997 and
       June 30, 1996, respectively                                            24,981            15,322            24,981
   Paid-in capital                                                         8,934,160         5,068,902         8,934,160
   Retained earnings (deficit)                                            (9,137,920)       (6,008,941)       (7,911,137)
                                                                         ===========       ===========       ===========
      Total stockholders' equity (deficit)                                  (178,779)         (924,717)        1,048,004
                                                                         ===========       ===========       ===========
   Total liabilities and stockholers' equity (deficit)                   $ 2,833,724       $ 2,340,899       $ 3,637,830
                                                                         ===========       ===========       ===========



         The accompanying notes are an integral part of this statement.

                           OCUREST LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS


                                                        Three Months Ended                    Six Months Ended
                                                              June 30,                            June 30,
                                                   =============================       =============================

                                                      1997               1996              1997             1996
                                                   (Unaudited)       (Unaudited)       (Unaudited)       (Unaudited)
                                                   ===========       ===========       ===========       ===========
Net Sales                                          $   555,792       $   394,028       $ 1,004,200       $   734,291
Cost of goods sold                                     280,297           248,678           533,689           456,313
                                                   ===========       ===========       ===========       ===========
                 Gross Profit                          275,495           145,350           470,511           277,978
Selling and marketing expenses                          73,586           426,656         1,023,402           639,053
General and administrative expenses                    165,806           255,177           461,853           471,914
Royalty expense                                         22,237            15,769            40,173            29,380
                                                   ===========       ===========       ===========       ===========
                Operating Income (Loss)                 13,866          (552,252)       (1,054,917)         (862,369)
Interest Expense                                       (98,388)          (89,028)         (187,017)         (148,082)
Interest Income                                          4,485                 0            15,151                 0
                                                   ===========       ===========       ===========       ===========
                Net Loss before taxes                  (80,037)         (641,280)       (1,226,783)       (1,010,451)
Provision for taxes                                         --                --                --                --
                                                   ===========       ===========       ===========       ===========
                     Net loss                      $   (80,037)      $  (641,280)      $(1,226,783)      $(1,010,451)
                                                   ===========       ===========       ===========       ===========

Net loss per share                                 $     (0.03)      $     (0.33)      $     (0.39)      $     (0.53)

Shares Outstanding                                   3,147,674         1,922,674         3,147,674         1,922,674


                            OCUREST LABORATORIES, INC
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)


                                                                                   Additional
                                                        Common Stock                 Paid-In       Accumulated
                                                  Shares            Amount           Capital          Deficit            Total
                                               ===========       ===========       ===========     ============       ===========
Balance at December 31, 1996                     3,122,674       $    24,981       $ 8,934,160      $(7,911,137)      $ 1,048,004
Net loss for the three months ended
     March 31, 1997                                                                                  (1,146,746)      $(1,146,746)
Warrants converted to Common Stock                  25,000
Net loss for the three months ended
     June 30, 1997                                                                                      (80,037)      $   (80,037)
                                               ===========       ===========       ===========      ===========       ===========
Balance at June 30, 1997 (Unaudited)             3,147,674       $    24,981       $ 8,934,160      $(9,137,920)      $  (178,779)
                                               ===========       ===========       ===========      ===========       ===========


                           OCUREST LABORATORIES, INC.
                             STATEMENTS OF CASH FLOW

                                                                          Six Months Ended
                                                                              June 30,
                                                                        1997             1996
                                                                    ===========       ===========
Cash flows (used in) from operating activities
                    Net loss                                        $(1,226,783)      $(1,010,450)
                                                                    ===========       ===========
Adjustments to reconcile net loss to net cash
          used in operating activities
            Depreciation & Amortization                                  92,750            65,098
   Changes in assets and liabilities
           Increase in accounts receivable                             (266,915)         (175,503)
           Decrease in inventories                                      383,425          (305,112)
           Increase in prepaid expenses                                 (15,014)          (68,688)
           Increase (decrease) in accounts payable                      503,649          (262,247)
           Increase in accrued expenses                                (179,448)           54,001
                                                                    ===========       ===========
                   Net cash used in operating activities               (708,336)       (1,702,901)
                                                                    ===========       ===========
Cash flows from investing activities
           Purchase of property and equipment                           (37,719)         (212,150)
           Deposits                                                      (5,926)
                                                                    ===========       ===========
                   Net cash used in investing activities                (43,645)         (212,150)
                                                                    ===========       ===========
Cash flows from financing activities
           Proceeds from issuance of common stock                                       1,829,773
           Proceeds from new borrowings                                  46,747           167,551
           Principal repayments on indebtedness
           Increase (decrease) in deferred offering costs                                 (78,742)
                                                                    ===========       ===========
                  Net cash from financing activities                     46,747         1,918,582
                                                                    ===========       ===========
Net increase (decrease) in cash                                        (705,234)            3,531
Cash at beginning of period                                           1,077,400             1,607
                                                                    ===========       ===========
Cash at end of period                                               $   372,165       $     5,138
                                                                    ===========       ===========

Supplemental disclosure of cash flow information:
Cash paid during the period for:
             Interest                                               $   156,392       $   148,082
                                                                    ===========       ===========



        The accompanying notes are an integral part of these statements.

                           OCUREST LABORATORIES, INC.
                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

1.       SIGNIFICANT ACCOUNTING POLICIES

         The quarterly consolidated financial statements herein have been prepared by Ocurest Laboratories, Inc., a Florida corporation (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its definitive prospectus dated November 12. 1996 (Commission File No. 333-10323), with respect to its initial public offering of securities (the "IPO") and its Form 10-KSB for December 31, 1996.

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

NET SALES

         For the three months ended June 30, 1997 and 1996 the Company had net losses of ($79,000) and ($641,000) on net sales of $394,000 in 1996 and $556,000 in 1997. The increase (+41%) in sales for the three month period ended 1997 versus 1996 reflects customer reorders to meet the sell through to consumers following the Company's national advertising campaign. The first six months of 1996 reflects mostly initial shipments to fill retail shelves nationally anticipating the advertising campaign that started in October 1997. There was neither advertising in the first and second quarters of 1996 nor in the second quarter of 1997. Entry level promotional costs in the second quarter of 1996 to gain new distribution were not repeated in the second quarter of 1997 reducing the comparable losses by $562,000. Management plans to advertise in the balance of 1997 with proceeds from the primary stock offering scheduled for September or October 1997 if successfully completed.


COST OF GOODS SOLD

         Cost of goods sold was 47% of net sales for the three month period of 1997 and 63% for the same period of 1996. The decrease between the three month periods was primarily attributable to lower per unit production costs. The Company anticipates that product costs and expenses will continue to decline as a percentage of net sales as the Company's sales increase with gains in national distribution, subject to the Company obtaining funding to carry- out its marketing campaign.

SELLING AND MARKETING EXPENSES

         The Company believes that consumer demand for its products can be generated through advertising and sales promotion. As a result, the Company intends to expend substantial amounts of funds in advertising and sales promotion for the balance of 1997 and early 1998 as and if funds are available. Thereafter, the Company anticipates reducing advertising and promotion to levels consistent with market share and profit objectives. Selling and marketing expenses in early 1996 reflect the start of the national roll-out of the Company's products from ten southern states to the rest of the country. In the second quarter of 1997 there was no advertising as funds were not available.


GENERAL AND ADMINISTRATIVE EXPENSES

         General and administrative expenses include professional services and administrative expenses for the three months ended June 30, 1996 of $255,000 as compared to $192,000 for the same period in 1997. The increase of $63,000 is for administrative infrastructure and outside services costs to support the larger distribution network. The Company believes general and administrative expenses will continue higher for the balance of 1997 and all of 1998 as the Company hires additional personnel necessary to build the infrastructure to support the Company's planned sales growth and search for product acquisitions

INTEREST EXPENSE

          Interest expense increased in 1997 over 1996 as the Company increased its indebtedness to support increased sales as discussed below under "Liquidity and Capital Resources."

         The Company obtained various loans in 1995 and 1996 and in August 1995 the Company entered into a factoring and financing agreement to sell its accounts receivable and its finished goods inventory. The factor agreed not to terminate its present arrangements with the company prior to December 1997. The Company negotiated a lower interest rate for 1997, however, the factor and the Company mutually terminated the agreement July 31, 1997. The Company has entered an agreement with a factor to finance accounts receivable and has identified and is currently negotiating with three potential lenders to obtain the necessary financing for inventories and the possible sale and lease back of production equipment.

LIQUIDITY AND CAPITAL RESOURCES

         The Company's working capital and capital requirements will depend on numerous factors, including growth of the Company's sales. The Company currently has a factoring agreement pursuant to which the Company sells its accounts receivable. A similar arrangement is being sought to finance inventories as well as possible sale and lease back of production equipment.

         The Company believes that the level of financial resources available to it is an important factor in its ability to achieve the marketing and distribution objectives for its products as well as in its ability to compete effectively. Consequently, the company is seeking to raise additional capital through public equity and interim debt financing each on a best efforts basis and has signed a letter of intent with an underwriter dated August 5, 1997. The Company plans to file a registration statement with SEC by August 31, 1997( see "Subsequent Events"). There can be no assurance that the registration will become effective or that the underwriter will successfully complete the offering.

INCOME TAXES

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

NASDAQ COMPLIANCE

         The Company was notified June 16, 1997 that it does not comply withe the minimum capital and surplus requirements of NASDAQ. The Company requested a hearing with NASDAQ that has been scheduled for September 4, 1997.

         Although the Company believes that the contemplated sale of convertible preferred stock (see Liquidity and Capital Resources), if successful which there is no guarantee of, will have the Company in compliance with the capital and surplus requirement and its listing will continue on NASDAQ Small Cap Market there can be no assurance that the listing will continue.

SUBSEQUENT EVENTS

         The Company has entered an agreement relating to a "best efforts " equity offering and interim debt financing agreement with an underwriter. The debt financing agreement is to raise a minimum of $250,000 to a maximum of $1,300,000. The one year notes are in $50,000 units bearing interest at 12% and include warrants. The equity offering is for the sale of a minimum of 225,000 shares of convertible preferred stock for $2,025,000 to a maximum of 500,000 shares for $4,500,000. Each share is convertible into three shares of common stock and includes two warrants to purchase common stock. There can be no guarantee that either the debt or equity offering will succeed.

         A vendor has filed a confession of judgment in the state of New York for $300,000. The Company plans to pay the amount due from the interim financing and the equity offering but may be unable to pay such amount if at least the minimum interim debt financing is not completed successfully.

         The Company has entered an five year marketing and sales representation agreement with a London based firm to develop the European and Middle East markets for the Company's ophthalmic products. Terms of the agreement, in part, include compensation for serviced rendered in the form of "Units" as are now trading on NASDAQ Small Cap Market.

         On August 14, Robert S. Marker and Ralph Laffler resigned from the Board of Directors and Joseph F. Mansfield was appointed to the Board to replace Mr. F. Albin who resigned on July 3, 1997.

FORWARD-LOOKING STATEMENTS

         The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contains various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section v21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the expected growth of the Company's sales to a level to enable the Company to achieve profitability by the last quarter of 1997; the Company's ability to secure additional credit facilities in the U.S. , if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

                                   SIGNATURES

         Pursuant to the requirements of the Securities Act of 1934, the Registrant hereby certifies that it has caused this Report to be signed on its behalf by the undersigned, thereunto duly authorized in Palm Beach Gardens in the State of Florida on August 18, 1997.

                               OCUREST LABORATORIES, INC.
                                      (Registrant)

Date: August 18, 1997                By:
                                        -------------------------------------
                                        Edmund G. Vimond, Jr
                                        President and Chief Executive Officer
                                        (Principal Executive Officer)

Date: August 18, 1997                By: /s/ John F. Carlson
                                        -------------------------------------
                                        John F. Carlson
                                        ExecutiveVice President, Chief
                                        Financial Officer and Treasure
                                        (Principal Financial Officer)