Form 10QSB/A
period 1997-06-30
OCUREST LABORATORIES INC
filed 1997-11-25
CIK 919564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 FORM 10-QSB/A1

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended June 30, 1997

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                For the transition period from ___________ to ____________

                        Commission File Number 000-21551

                           Ocurest Laboratories, Inc.
                           --------------------------
          (Exact name of small business issuer as specified in charter)

            Florida                                          65-0259441
            -------                                          ----------
   (State or other Jurisdiction of               (I.R.S. Employer Identification
Incorporation or Organization)                    Number)


              185 East Indiantown Rd., Suite 206, Jupiter, FL 33477
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 746-1394
                                 --------------
                (Issuer's telephone number, including area code)

           4400 PGA Boulevard, Suite 300, Palm Beach Gardens, FL 33410
           -----------------------------------------------------------
             (Former name, former address and former fiscal year if
                           changed since last report)

Indicate by check mark whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

                                 YES [ ] NO [X]

As of November 21, 1997 the issuer had outstanding 4,147,674 shares of common stock, $0.008 par value.

          Transitional Small Business Disclosure Format: YES [ ] NO [X]

As previously reported, on October 14, 1997 John F. Carlson and Edmund G. Vimond, Jr. were removed as the sole members of the then Board of Directors of the small business issuer. On the same day, Messrs. Carlson and Vimond were removed as the sole officers of the small business issuer. Messrs. Carlson and Vimond have not participated with present management in the preparation of this Quarterly Report on Form 10-QSB. The contents of this Quarterly Report are primarily based upon books, records and other documents maintained by the small business issuer's former management. As a result thereof and the relatively short period of time that present management has been in office, present management has not been able to confirm whether this Quarterly Report contains any untrue statement of a material fact or omits to state a material fact necessary in order to make the statements made herein, in the light of the circumstances in which they were made, not misleading.

                                     PART I
                              FINANCIAL INFORMATION

Item 1. Financial Statements

                           OCUREST LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                    6/30/97           6/30/96           12/31/96
                                                                ----------------  -----------------  ----------------
                           ASSETS
Current Assets
  Cash                                                          $       371,641    $         5,138   $     1,077,400
  Accounts receivable-customers                                         431,980            240,643           164,954
  Inventories                                                           557,722            847,184           963,243
  Prepaid expenses                                                      130,000            133,100            63,256
                                                                ---------------    ---------------   ---------------
     Total current assets                                             1,491,343          1,226,065         2,268,853

Property and Equipment, at cost, net                                  1,193,737            888,443           843,606

Other Assets
  Patent and trademark licensing rights, net                            107,550            130,650           118,900
  Deposits                                                               19,426             12,000           406,471
  Deferred offering costs                                                     -             83,742                 -
  Organizational Costs                                                        -                  -                 -
                                                                ---------------    ---------------   ---------------

     Total other assets                                                 126,976            226,392           525,371

Total Assets                                                    $     2,812,056    $     2,340,900   $     3,637,830
                                                                ===============    ===============   ===============

       LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                              $     1,777,481    $     1,626,867   $       831,582
  Accrued salaries and taxes                                                  -                  -                 -
  Accrued expenses                                                      270,334            418,029           439,724
  Accrued interest                                                       26,252                  -                 -
  Notes payable-trade                                                   300,000                  -           300,000
  Notes payable-stockholders                                             30,000                  -            30,000
  Advances payable factor                                             1,035,267          1,220,721           988,520
                                                                ---------------    ---------------   ---------------

     Total current liabilities                                        3,439,334          3,265,617         2,589,826

Stockholders' Equity (Deficit)
  Preferred stock - $.01 par value, 5,000,000 shares
   authorized - none issued                                                   -                  -                 -
Common stock, $.008 par value, 25,000,000 shares authorized,
   3,147,764 and 1,922,674 shares issued and outstanding
   September 30, 1997 and September 30, 1996, respectively               25,181             15,322            24,981
Paid-in capital                                                       8,933,960          5,068,902         8,934,160
Retained earnings (deficit)                                          (9,586,419)        (6,008,941)       (7,911,137)
                                                                ---------------    ---------------   ---------------

     Total stockholders' equity (deficit)                              (627,278)          (924,717)        1,048,004

Total liabilities and stockholders' equity (deficit)            $     2,812,056    $     2,340,900   $     3,637,830
                                                                ===============    ===============   ===============


The accompanying notes are an integral part of this statement

                           OCUREST LABORATORIES, INC.
                            STATEMENTS OF OPERATIONS

                                              Three Months Ended       Six Months Ended
                                                   June 30,                June 30,
                                      ----------------------------  ---------------------------
                                           1997           1996          1997         1996
                                       (Unaudited)    (Unaudited)   (Unaudited)    Unaudited)
                                      ------------   -------------  ------------   ------------

Net sales                             $   555,792    $   394,028    $ 1,004,200    $   734,291
Cost of goods sold                        351,863        248,678        605,255        456,313
                                      -----------    -----------    -----------    -----------

     Gross profit (loss)                  203,929        145,350        398,945        277,978

Selling and marketing expenses            264,225        426,656      1,214,041        639,053
General and administrative expenses       352,100        255,177        648,147        471,914
Royalty expense                            22,237         15,769         40,173         29,380
                                      -----------    -----------    -----------    -----------

     Operating income (loss)             (434,633)      (552,252)    (1,503,416)      (862,369)

Interest expense                          (98,388)       (89,028)      (187,017)      (148,082)
Interest income                             4,485              -         15,151              -
                                      -----------    -----------    -----------    -----------

     Net income (loss) before taxes      (528,536)      (641,280)    (1,675,282)    (1,010,451)

Provision for taxes                             -              -              -              -
                                      -----------    -----------    -----------    -----------

     Net income (loss)                $  (528,536)   $  (641,280)   $(1,675,282)   $(1,010,451)
                                      ===========    ===========    ===========    ===========

Net income (loss) per share           $     (0.17)   $     (0.33)   $     (0.53)   $     (0.53)
                                      ===========    ===========    ===========    ===========

Shares outstanding                      3,147,674      1,922,674      3,147,674      1,922,674

                           OCUREST LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                        Six Months Ended
                                                            June 30,
                                                        1997            1996
                                                    ------------   -------------

Cash flows (used in) from operating activities
Net loss                                            $(1,675,282)   $   1,586,191)
Adjustments to reconcile net loss to net cash
  used in operating activities:
   Professional services paid with stock                      -           18,750
   Accrued salaries paid with stock                           -            8,140
   Interest expense paid with stock                           -           53,425
   Depreciation & amortization                           97,728           99,030
   (Increase) decrease in assets:
     Accounts receivable                               (267,026)         (67,327)
     Inventories                                        405,521         (162,115)
     Prepaid expenses                                   (66,744)         (14,327)
   Increase (decrease) in liabilities:
     Accounts payable                                   945,899         (251,778)
     Accrued expenses                                  (143,138)         118,905
     Other liabilities                                   46,747                -
                                                    -----------    -------------
       Net cash (used in) operating activities         (656,295)      (1,783,488)

Cash flows from investing activities
     Purchase of property and equipment                (373,672)        (294,395)
     Deposits on fixed assets                           324,209         (185,513)
                                                    -----------    -------------
       Net cash (used in) investing activities          (49,463)        (479,908)

Cash flows from financing activities
     Proceeds from issuance of common stock, net              -        1,745,708
     Proceeds from new borrowings                             -          921,960
     Principal repayments on indebtedness                     -                -
     (Increase) decrease in deferred offering costs           -                -
                                                    -----------    -------------
       Net cash from financing activities                     -        2,667,668
                                                    -----------    -------------
Net increase (decrease) in cash                        (705,758)         404,272

Cash at beginning of period                           1,077,400            1,607
                                                    ===========    -------------
Cash at end of period                               $   371,642    $     405,879
                                                    ===========    =============

Supplemental disclosure of cash flow information:

Cash paid during the period for:
  Interest                                          $   151,151    $     108,807
                                                    ===========    =============
Noncash transactions:
 Conversion of notes payable to common stock        $         -    $     642,058
                                                    ===========    =============

                           OCUREST LABORATORIES, INC.
                   STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                     Additional
                                             Common Stock              Paid-in       Accumulated
                                        Shares          Amount         Capital         Deficit          Total
                                     -------------   ------------   --------------  --------------  -------------
Balance at December 31, 1996             3,122,674   $     24,981   $   8,934,160    $ (7,911,137)   $  1,048,004

Issuance of stock for cash upon
  exercised warrants                        25,000            200            (200)              -               -

Net loss for six months ended                    -              -               -      (1,675,282)     (1,675,282)
June 30, 1997
                                     -------------   ------------   -------------    ------------    ------------
Balance at June 30, 1997 (Unaudited)     3,147,674   $     25,181   $   8,934,960    $ (9,586,419)   $   (627,278)
                                     =============   ============   =============    ============    ============


NOTES TO FINANCIAL STATEMENTS(UNAUDITED)

1. Significant Accounting Policies

The quarterly consolidated financial statements herein have prepared by Ocurest Laboratories, Inc., a Florida corporation, (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly financial statements be read in conjunction with the Company's audited annual consolidated financial statements anf footnotes thereto contained in its definitive prospectus dated November 12, 1996 (Commission File No. 333-10323), with respect to its initial public offering of securities (the "IPO") and its Form 10KSB for December 31, 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair presentation of the results of the interim period.

2. Advances Payable - Factor

During 1995, the Company entered into an agreement with a factor for the financing of accounts receivable and inventory. Under the terms of the accounts receivable agreement, the Company sells its accounts receivable to the factor and the factor advances the Company an amount equal to 70% of the accounts receivable sold. The factor's initial fee for this service is 3% of the amount advanced. Under certain circumstances, such fee may increase by an additional 3%. However, the Company can avoid the additional fees by replacing the unpaid invoice with a new invoice of equal value within 30 days. Under the terms of the inventory agreement, the factor will finance 50% of the finished goods inventory cost. Financings are made in the form of a "sale" whereby the factor buys the inventory and then re-sells it to the Company when the sale is made to the end customer. The factor charges a fee ranging from 3% to 6% of the inventory amounts financed. The factor also makes advances against the Company's machinery and equipment up to a maximum of $524,000. The agreement calls for an associated management fee of $5,000 per month which the factor has pro-rated based upon the actual amounts of such advances as compared to the $524,000 maximum. Based upon the escalating fee schedule and the Company's ability to substitute sales invoices, all rights and obligations assocaited with a sale have not occurred and therefore this transaction has been accounted for as a financing transaction in the financial statements.

The total amounts financed by the factor amounted to $1,035,267 and $988,520 as of June 30, 1997 and December 31, 1996, respectively.

Item 2. Management's Discussion and Analysis or Plan of Operation

Unless otherwise indicated, all dollar amounts included in this section have been rounded to the nearest thousand dollars and the related dollar and percentage fluctuations are calculated based on such rounding.

Overview

Ocurest Laboratories, Inc. was organized in 1991 to commercialize new consumer products in the health and personal care industry. For the period from inception through December 31, 1993 the Company was in the development stage and accumulated a deficit of $572,379 attributed to developing manufacturing and marketing plans and paying the cost of professional services. The Company sells ophthalmic drug solutions in an ophthalmic drug delivery system in the non-prescription eye drop market. The Company believes that a similar delivery system has not been and is not currently being marketed by any other entity. The delivery system is protected by a United States patent and trademark. The products sold in the delivery system are marketed as Ocurest Sterile Eyedrops in two over the counter formulations.

In late 1994, the Company began limited marketing of its two OTC formulations and in 1995 expanded its marketing efforts to 10 southern states. In early 1996 the Company began the process of marketing its products nationally and in November of 1996 completed an initial public offering raising approximately $3,800,000.

Net Sales

For the three months ended June 30, 1997 and 1996 the Company had net losses of ($529,000) and ($641,000) on net sales of $556,000 and $394,000 respectively.
The increase in sales (41%) for the three month period ended 1997 versus 1996 reflects customer reorders to meet the sell through to consumers that resulted from the Company's national advertising campaign which began in the fourth quarter of 1996 and was concluded in the first quarter of 1997. The only advertising in the second quarter of 1997 was a national consumer coupon distributed the first Sunday in June. There are no plans to begin advertising again until the Company obtains additional financing.

Cost of Goods Sold

Cost of goods were 63% of net sales for the three month period of 1997 which was equal to the 63% cost of goods for the same period in 1996. Unit production costs were expected to decline during 1997 but weak sales and the write down of obsolete inventory have kept cost of goods at a higher percent of net sales than anticipated. Unless the Company is able to increase sales allowing it to reduce its current finished goods inventory and produce fresh inventory at higher production runs cost of goods will continue to be a substantial portion of net sales.

Selling and Marketing Expenses

The Company believes that consumer demand for its products has been generated through advertising and sales promotion and a substantial amount of funds have been expended to date. The Company conducted minimal advertising and sales promotion in the second quarter of 1997 and will not advertise or promote its products in the future unless substantial additional capital is obtained.

General and Administrative Expenses

General and administrative expenses including professional fees and services amounted to $352,000 for the three month period ended June 1997 and $255,000 for the same period in 1996. The increase of $97,000 is a result of higher professional fees and outside service expenses incurred as a result of increased infrastructure.

Interest Expense

Interest expense was $98,000 in the three month period ended June 1997 as compared to $89,000 for the same period in 1996. The Company has a factor and financing agreement whereby it sells its accounts receivable and finished goods inventory and finances its equipment. The Company negotiated a lower rate for 1997 as compared to 1996 however increased sales and the buildup of inventory resulted in increased interest expense in 1997. The current factor and financing agreement expires in December 1997, however the Company and the Factor agreed to terminate the agreement as of July 31, 1997. The Company has entered into an agreement with another factor to sell its accounts receivable and is negotiating with other potential lenders to obtain replacement financing for its inventory and equipment. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

The Company's working capital and capital requirements will depend on numerous factors, including growth of the Company's sales. The Company currently has a factoring agreement pursuant to which the Company sells its accounts receivable. A similar arrangement is being sought to finance inventories as well as possible sale and lease back of its production equipment.

The Company believes that the level of financial resources available to it is an important factor in its ability to achieve the marketing and distribution objectives for its products as well as in its ability to compete effectively. Consequently, the Company is seeking to raise additional capital through public equity and interim debt financing each on a best efforts basis and has signed a letter of intent with an brokerage firm in August 1997 (see "Subsequent Events").

Income Taxes

The Company's net operating losses for income tax purposes are subject to certain restrictions on their utilization. The Company has experienced in 1995 and 1996 changes in ownership under Internal Revenue Service regulations that will limit the amount of net operating losses that can be utilized in any given year. If the Company's future pre-tax profits in any given year exceed such limitation, cash payments of such income tax liabilities will have to be made.

NASDAQ Compliance

The Company was notified June 16, 1997 that it does not comply with the minimum capital and surplus requirements of NASDAQ. The Company requested a hearing with NASDAQ that has been scheduled for September 4, 1997.

Although the Company believes that the contemplated sale of convertible preferred stock (see "Liquidity and Capital Resources"), if successful which there is no guarantee of, will have the Company in compliance with the capital and surplus requirement and its listing will continue on the NASDAQ Small Cap Market but there can be no assurance that the listing will continue.

Subsequent Events

The Company has entered into a non-binding letter of intent relating to a "best efforts" equity offering and interim debt financing agreement with a brokerage firm. The brokerage firm subsequently declined to proceed with the offering.

On August 14, Robert S. Marker and Ralph H. Laffler resigned from the Board of Directors and Joseph F. Mansfield was appointed to the Board of Directors to replace Mr. F. Ahlbin who resigned on July 3, 1997.

The Company's Current Report on Form 8-K dated October 14, 1997 is hereby incorporated by reference.

Forward-Looking Statements

The foregoing Management's Discussion and Analysis or Plan of Operation contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the expected growth of the Company's sales to a level to enable the Company to achieve profitably by the last quarter of 1997; the Company's ability to secure additional credit facilities in the U.S., if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

The Company cautions that these statements are further qualified by important factors that could cause actual results to differ materially from those in the forward-looking statements, including without limitation the following: general economic conditions; the demand for the Company's products; the size and timing of future orders; management's decisions to commence or discontinue product lines or marketing programs; The Company's ability to introduce new products on a cost effective and timely basis; the maintenance of present and the availability of future strategic alliances; the introduction of new products and the enhancement of products by the company's competitors; changes in the level of operating expenses; and the present and future level of competition in the industry. Results actually achieved thus may differ materially from expected results included in these statements.

PART II
OTHER INFORMATION

Item 6. Exhibits and Reports on Form 8-K

(a)       Exhibits

                  27        Financial Data Schedule (for SEC use only).

(a)       Non-applicable

                                   Signatures

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          Ocurest Laboratories, Inc.


Date: November 25, 1997   By: /s/ Larry M. Reid
                             ---------------------------------------------------
                          Larry M. Reid, Principal Executive & Financial Officer