Form 10QSB
period 1997-09-30
OCUREST LABORATORIES INC
filed 1997-11-25
CIK 919564

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                   FORM 10-QSB

              [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                            SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended September 30, 1997

              [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                             SECURITIES EXCHANGE ACT OF 1934

                For the transition period from _________ to ________


                        Commission File Number 000-21551

                           Ocurest Laboratories, Inc.
                           --------------------------
          (Exact name of small business issuer as specified in charter)

                  Florida                          65-0259441
                  -------                          ----------
      (State or other Jurisdiction of  (I.R.S. Employer Identification Number)
       Incorporation or Organization)


              185 East Indiantown Rd., Suite 206, Jupiter, FL 33477
              -----------------------------------------------------
                    (Address of principal executive offices)

                                 (561) 746-1394
                                 --------------
                (Issuer's telephone number, including area code)

       4400 PGA Boulevard, Suite 300, Palm Beach Gardens, FL 33410 (Former
       -------------------------------------------------------------------
        name, former address and former fiscal year if changed since last report)

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

         Transitional Small Business Disclosure Format: YES [ ] NO [X ]

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

                                     PART I
                             FINANCIAL INFORMATION

Item 1. Financial Statements

                           OCUREST LABORATORIES, INC.
                                 BALANCE SHEETS


                                                                 09/30/97      09/30/96      12/31/96
                                                               -----------   -----------   -----------
                      ASSETS
Current Assets
  Cash                                                         $     6,699   $   405,880   $ 1,077,400
  Accounts receivable-customers                                     58,779       132,467       164,954
  Inventories                                                      594,625       698,925       963,243
  Prepaid expenses                                                 142,000        84,000        63,256
                                                               -----------   -----------   -----------
     Total current assets                                          802,103     1,321,272     2,268,853

Property and Equipment, at cost, net                             1,311,987       942,631       843,606

Other Assets
  Patent and trademark licensing rights, net                       101,875       120,775       118,900
  Deposits                                                          19,426        12,000       406,471
  Deferred offering costs                                                -       190,512             -
  Organizational Costs                                                   -         4,000             -
                                                               -----------   -----------   -----------
     Total other assets                                            121,301       327,287       525,371

Total Assets                                                   $ 2,235,391   $ 2,591,190   $ 3,637,830
                                                               ===========   ===========   ===========
  LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
Current Liabilities
  Accounts payable                                             $ 1,800,683   $ 1,637,335   $   831,582
  Accrued salaries and taxes                                        55,033        98,508             -
  Accrued expenses                                                 229,501       241,634       439,724
  Accrued interest                                                  25,225       142,791             -
  Notes payable-trade                                              300,000             -       300,000
  Notes payable-stockholders                                        30,000     1,715,130        30,000
  Judgement payable-factor                                         852,800             -             -
  Advances payable factor                                                -       260,000       988,520
  Capital leases                                                     6,069             -             -
                                                               -----------   -----------   -----------
    Total current liabilities                                    3,299,311     4,095,398     2,589,826

Stockholders' Equity (Deficit)
  Preferred stock - $.01 par value, 5,000,000 shares
    authorized - none issued
  Common stock, $.008 par value, 25,000,000 shares                  33,181        15,322        24,981
    authorized,  4,147,674 and 1,922,674 shares issued
    and outstanding September 30, 1997 and September 30,
    1996, respectively
  Paid-in capital                                                9,300,960     5,065,152     8,934,160
  Retained earnings (deficit)                                  (10,398,062)   (6,584,682)   (7,911,137)
                                                               -----------   -----------   -----------

    Total stockholders' equity (deficit)                        (1,063,921)   (1,504,208)    1,048,004

Total liabilities and stockholders' equity (deficit)           $ 2,235,390   $ 2,591,190   $ 3,637,830
                                                               ===========   ===========   ===========

The accompanying notes are an integral part of this statement

                          Ocurest Laboratories, Inc.
                           Statements of Operations


                                      Three Months Ended          Nine Months Ended
                                          September 30,             September 30,
                                  -------------------------   -------------------------
                                      1997         1996           1997         1996
                                  (Unaudited)   (Unaudited)   (Unaudited)   (Unaudited)
                                  -----------   -----------   -----------   -----------
Net sales                         $   157,306   $   289,174   $ 1,161,506   $ 1,023,465
Cost of goods sold                    133,024       195,007       738,279       638,586
                                  -----------   -----------   -----------   -----------
   Gross profit                        24,282        94,167       423,227       384,879

Selling and marketing expenses        533,053       224,332     1,747,094       863,384
General and administrative expens     233,443       312,605       881,591       797,253
Royalty expense                         7,807        11,556        47,980        40,936
                                  -----------   -----------   -----------   -----------
   Operating income (loss)           (750,021)     (454,326)   (2,253,438)   (1,316,694)

Interest expense                      (62,619)     (121,415)     (249,637)     (269,497)
Interest income                           999             0        16,150             0
                                  -----------   -----------   -----------   -----------
   Net income (loss) before taxes    (811,641)     (575,741)   (2,486,925)   (1,586,191)

Provision for taxes                         -             -             -             -
                                  -----------   -----------   -----------   -----------
   Net income (loss)              $  (811,641)  $  (575,741)  $(2,486,925)  $(1,586,191)
                                  ===========   ===========   ===========   ===========
Net income (loss) per share       $     (0.20)  $     (0.30)  $     (0.60)  $     (0.82)
                                  ===========   ===========   ===========   ===========
Shares outstanding                  4,147,674     1,922,674     4,147,674     1,922,674


                           OCUREST LABORATORIES, INC.
                            STATEMENTS OF CASH FLOWS

                                                                                    Nine Months Ended
                                                                                       September 30,
                                                                                    1997          1996
                                                                                -----------   -----------
Cash flows (used in) from operating activities
 Net loss                                                                       $(2,486,925)  $(1,586,191)
 Adjustments to reconcile net loss to net cash
  used in operating activities:
    Professional services paid with stock                                           375,000        18,750
    Accrued salaries paid with stock                                                      -         8,140
    Interest expense paid with stock                                                      -        53,425
    Depreciation & amortization                                                     144,104        99,030
    (Increase) decrease in assets:
      Accounts receivable                                                           106,175       (67,327)
      Inventories                                                                   368,618      (162,115)
      Prepaid expenses                                                              (78,744)      (14,327)
    Increase (decrease) in liabilities:
      Accounts payable                                                              998,325      (251,778)
      Accrued expenses                                                             (159,189)      118,905
      Other liabilities                                                            (129,650)            -
                                                                                -----------   -----------
       Net cash (used in) operating activities                                     (862,286)*  (1,783,488)

Cash flows from investing activities
  Purchase of property and equipment                                               (532,624)     (294,395)
  Deposits on fixed assets                                                          324,209      (185,513)
                                                                                -----------   -----------
       Net cash (used in) investing activities                                     (208,415)*    (479,908)

Cash flows from financing activities
  Proceeds from issuance of common stock, net                                             -     1,745,708
  Proceeds from new borrowings                                                            -       921,960
  Principal repayments on indebtedness                                                    -             -
  (Increase) decrease in deferred offering costs                                          -             -
                                                                                -----------   -----------
       Net cash from financing activities                                                 -     2,667,668
                                                                                -----------   -----------
Net increase (decrease) in cash                                                  (1,070,701)      404,272

Cash at beginning of period                                                       1,077,400         1,607
                                                                                -----------   -----------
Cash at end of period                                                           $     6,699   $   405,879
                                                                                ===========   ===========
Supplemental disclosure of cash flow information:

Cash paid during the period for:
 Interest                                                                       $   224,413    $  108,807
                                                                                ===========   ===========
Noncash transactions:
 Conversion of notes payable to common stock                                    $         -    $  642,058
                                                                                ===========   ===========

                           OCUREST LABORATORIES, INC.
                  STATEMENT OF STOCKHOLDER'S EQUITY (DEFICIT)


                                                                      Additional
                                                Common Stock           Paid-in      Accumulated
                                            Shares        Amount       Capital        Deficit       Total
                                          ---------      --------     ----------   ------------  -----------
Balance at December 31, 1996              3,122,674       $24,981    $8,934,160   $(7,911,137)   $ 1,048,004

Issuance of stock for cash upon
  exercised warrants                         25,000           200          (200)            -             -

Issuance of stock in lieu of cash         1,000,000         8,000       367,000                     375,000
  for professional services

Net loss for nine months ended                    -             -             -    (2,486,295)   (2,486,295)
  September 30, 1997
                                          ---------       -------    ----------  ------------   -----------
Balance at September 30, 1997             4,147,674       $33,181    $9,300,960  $(10,397,432)  $(1,063,291)
  (Unaudited)

NOTES TO FINANCIAL STATEMENTS(UNAUDITED)

1. Significant Accounting Policies

The quarterly consolidated financial statements herein have prepared by Ocurest Laboratories, Inc., a Florida corporation, (the "Company"), without audit, pursuant to the rules and regulations of the Securities and Exchange Commission and in accordance with the requirements of Regulation S-B. Certain information and footnote disclosures which would be included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to such rules and regulations. Although the Company's management believes the disclosures are adequate to make the information not misleading, it is suggested that these quarterly financial statements be read in conjunction with the Company's audited annual consolidated financial statements and footnotes thereto contained in its definitive prospectus dated November 12, 1996 (Commission File No. 333-10323), with respect to its initial public offering of securities (the "IPO") and its Form 10KSB for December 31, 1996.

The accompanying unaudited interim financial statements include all adjustments (consisting only of those of a normal recurring nature) necessary for a fair presentation of the results of the interim period.

2. Advances Payable - Factor

During 1995, the Company entered into an agreement with a factor for the financing of accounts receivable and inventory. The Company's agreement with the factor terminated in July 1997. The total amounts financed by the factor amounted to $852,800 and $988,520 as of September 30, 1997 and December 31, 1996, respectively.

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

Net Sales

For the three months ended September 30, 1997 and 1996 the Company had net losses of ($811,641) and ($575,741) on net sales of $157,306 and $289,174 respectively. The decrease in sales (46%) for the three month period ended 1997 versus 1996 reflects the decline in customer reorders due in large part to the fact that there was no advertising of the Company's products. The Company does not intend to begin advertising its products again until the Company obtains additional financing.

Cost of Goods Sold

Cost of goods were 84% of net sales for the three month period of 1997 as compared to the 67% cost of goods for the same period in 1996. This increase was due to additional write-off of obsolete finished goods inventories and returns of outdated product by the Company's customers.

Selling and Marketing Expenses

Selling and marketing expenses were $533,000 for the three month period ended September 30, 1997 as compared with $224,000 for the same period in 1996. $375,000 of the 1997 expense was incurred when previous management entered into an international marketing agreement with a London based firm which called in part for the issuance of 1,000,000 Units of the Company's securities that were then trading on the NASDAQ Small Cap Market. In addition, the agreement called for cash compensation to be paid as services were performed.

General and Administrative Expenses

General and administrative expenses declined $79,000 (25%) for the three month period ended September 30, 1997 as compared with the same period in 1996. This decline was due primarily to reduced outside service expenses.

Interest Expense

Interest expense was $63,000 in the three month period ended September 1997 as compared to $121,000 for the same period in 1996. The Company's arrangements with the factor terminated in July 1996. The Company has been unsuccessful in obtaining another factor. The Company has also been unsuccessful in negotiating with other lenders. See "Liquidity and Capital Resources."

Liquidity and Capital Resources

On September 30, 1997 the Company had a working capital deficit of ($ 2,497,000) and a negative net worth of ($ 1,063,921). Unless the Company can obtain substantial capital, the Company will be unable to satisfy its indebtedness or conduct any business operations. The Company has not received any commitments from others for capital and there can be no assurance that any capital can be obtained by the Company on terms not unfavorable to the Company, if at all.

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

Forward-Looking Statements

The foregoing Management's Discussion and Analysis of Financial Condition and Results of Operations contain various "forward-looking statements" within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section v21E of the Securities Exchange Act of 1934, as amended, which represent the Company's expectations or beliefs concerning future events, including without limitation the following: the expected growth of the Company's sales to a level to enable the Company to achieve profitably by the last quarter of 1997; the Company's ability to secure additional credit facilities in the U.S., if necessary for the Company to do so; and the sufficiency of the Company's cash provided by operating, investing and financing activities for the Company's future liquidity and capital resource needs.

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

                                    PART II
                                OTHER INFORMATION

Item 1. Legal Proceedings

An action was brought against the small business issuer by JMR Funding, Inc. ("JMRF") on July 10, 1997 in the Fifteenth Judicial Circuit in and for Palm Beach County, Florida. JMRF contended that the small business issuer breached the terms of a factoring agreement between JMRF and the small business issuer. JMRF sought relief with respect to inventory and accounts receivable and machinery and equipment collateralizing a loan payable to JMRF. On July 31, 1997 the parties entered into a Stipulation of Settlement which was subsequently breached by the small business issuer. A final judgement against the small business issuer was entered on September 4, 1997. Pursuant to the final judgement and consistent with the factoring agreement between the parties, JMRF is the owner of all of the finished goods inventory and accounts receivable and the machinery and equipment was the subject of a foreclosure sale.

On August 6, 1997, a Judgement by Confession of $321,000 was entered against the Company by Carrafiello-Diehl & Associates, Inc. in an action then pending in the Supreme Court of the State of New York, County of Westchester.

In August 1997 an action was brought against the Company by EVACO, Inc. in the Circuit Court of the Eleventh Judicial Circuit in and for Dade County, Florida. The Plaintiff alleged that it rendered printing and distribution services to the Company for which there remains unpaid $104,000 plus interest. The Plaintiff is seeking a judgement against the Company for such amounts and a reasonable attorney's fee.

Item 2. - Changes in Securities and Use of Proceeds

(a), (b) Not applicable

(c ) On July 12 1997 the small business issuer sold 1,000,000 units (the "Units") to Focus on 4, Ltd. ("Focus"). Each of the Units consists of one share of common stock and a Class A Redeemable Common Stock Purchase Warrant. Each such Warrant entitles the registered holder thereof to purchase on share of the small business issuer's common stock for $4.80 per share, subject to adjustments in certain circumstances, until November 12, 1999. No principal underwriters were involved. The Units were sold pursuant to a Sales Representative Agreement pursuant to which Focus agreed to develop and implement a marketing program and plan for sales for the small business issuer initially in England and thereafter in the remainder of Europe and the Middle East. Focus also agreed to perform certain other funstions in connection with the foregoing. In consideration of Focus' promises, the small business issuer issued the Units to Focus and further agreed to pay Focus commissions of 2% and 5%, as the case may be, of net paid invoices received from customers or distributors introduced to the small business issuer by Focus. The Sales Representative Agreement continues for a term of six years. Pursuant to the Sales Representative Agreement, the small business issuer agreed to file a registration statement with the Securities and Exchange Commission not later than August 10, 1997 which, upon the effectiveness thereof, would permit Focus to publicly offer and sell the Units in the United States. The small business issuer has not prepared or filed such registration statement.

         The small business issuer claimed exemption from the registration requirements of the Securities Act of 1933 pursuant to the provisions of Section 4(2) thereof inasmuch as the offer and sale of the Units to Focus did not involve a public offering.

Item 3. Defaults on Senior Securities

The small business issuer borrowed $524,000 from JMRF which was represented by a promissory note bearing annual interest at 24% and which matured on June 28, 1997. The small business issuer defaulted on its obligation to repay such promissory note and litigation ensued. The promissory note was secured by the small business issuer's machinery and equipment. Reference is made to the response to Item 1 hereof.

Item 6.  Exhibits and Reports on Form 8-K

(a)      Exhibits

                  10 Sales Representative Agreement as of July 12, 1997 between the small business issuer and Focus on 4, Ltd.

                  27       Financial Data Schedule (for SEC use only).

(b)      Non-applicable

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